Form 10-Q
period 2008-06-30
Nasus Consulting, Inc.
filed 2008-08-14
CIK 1430683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT UNDER  SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

[ ] TRANSITION REPORT UNDER  SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ________

Commission file number 333-150135

NASUS CONSULTING, INC.
(Exact name of registrant as specified in its charter)

Massachusetts	04-3526451
(State of incorporation)	(I.R.S. employer identification no.)

83 Fisher Street Millville, Massachusetts	01529
(Address of principal executive offices)	(Zip Code)

(508) 883-6803
(Registrant’s telephone number, including area code)

Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large-accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes __  No _X_

As of August 13, 2008, 1,132,000 shares of Class A Common Stock of the issuer were outstanding.

NASUS CONSULTING, INC.

INDEX

PAGE
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets – June 30, 2008
(unaudited) and December 31, 2007	3

Unaudited Condensed Statements of Operations
– For the three and six months ended
June 30, 2008 and 2007	4

Unaudited Condensed Statements of Cash Flows
- For the six months ended June 30, 2008 and 2007	5

Notes to the Unaudited Condensed Financial Statements	6

Item 2. Management’s Discussion and Analysis
Of Financial Conditions and Results of Operation	14

Item 3. Quantitative and Qualitative Disclosures
About Market Risk	16

Item 4T. Controls and Procedures	16

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	17

Item 1A. Risk Factors	17

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3. Defaults Upon Senior Securities	17

Item 4. Submission of Matters to a Vote of Security Holders	18

Item 5. Other Information	18

Item 6. Exhibits	18

SIGNATURES	18

EXHIBIT INDEX	E-1

Nasus Consulting, Inc.

Balance Sheets

	June 30,
	2008 (unaudited)	December 31, 2007

Assets

Current assets:
Cash and cash equivalents	$56,622	$46,416
Accounts Receivable	6,135	2,074

Total current assets	62,757	48,490

Equipment, net of accumulated depreciation	8,670	10,115

Total Assets	$71,427	$58,605

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable - Trade	$176	$176
Income taxes payable	4,100	1,802
Accounts payable - Other	-	2,100

Total current liabilities	4,276	4,078

Stockholders’ equity:
Common stock, par value $.001 per share, 2,000,000 shares authorized, 1,132,000 shares issued and outstanding as of June 30, 2008 and December 31, 2007	1,132	1,132
Additional paid-in capital	41,658	41,658
Retained earnings	24,361	11,737

Total stockholders’ equity	67,151	54,527

Total Liabilities and Stockholders’ Equity	$71,427	$58,605
See accompanying notes to financial statements.

Nasus Consulting, Inc.

Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Revenues:
Software Services	$97,626	$83,768	$183,399	$163,924

Total revenues	97,626	83,768	183,399	163,924

Operating expenses:
Selling, general and administrative	89,939	79,951	166,477	151,704

Total operating expenses	89,939	79,951	166,477	151,704

Income before income taxes	7,687	3,817	16,922	12,220

Income tax provision	1,901	993	4,298	3,058

Net Income	$5,786	$2,824	$12,624	$9,162

Earnings per share of common stock
– basic and diluted	$.01	$.00	$.01	$.01

Weighted average number of common shares outstanding – basic and diluted	1,132,000	813,626	1,132,000	806,813

See accompanying notes to financial statements.

Nasus Consulting, Inc.

Statements of Cash Flows

	Six Months Ended June 30,
	2008	2007

Operating activities:

Net income	$12,624	$9,162
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-	2,500
Depreciation and amortization	1,445	1,445
Changes in operating assets and liabilities:
Accounts receivable	(4,061)	(2,374)
Accounts payable	198	(3,804)

Net cash provided by operating activities	10,206	6,929

Investing activities:

Net cash used in investing activities	-	-

Financing activities:

Net cash used in financing activities	-	-

Net increase (decrease) in cash and cash equivalents	10,206	6,929

Cash and cash equivalents, beginning of period	46,416	2,353

Cash and cash equivalents, end of period	$56,622	$9,282

Supplemental cash flow disclosures:
Cash paid for:
Interest	$-	$16
Income taxes	2,000	456

See accompanying notes to financial statements.

Nasus Consulting, Inc.

Notes to Financial Statements

1. Description of Business and Basis of Presentation
Nasus Consulting, Inc. was incorporated on August 1, 2000 to provide professional information technology (“IT”) services, including software and hardware installation, data conversion, training, and software product modifications to businesses.  In addition, we are developing a line of software products and services to address the needs of cities, counties, schools and other local government entities.

The success of future operations is subject to a number of risks similar to those of other companies in the same stage of development.  Principal among these risks are the Company’s dependence on IT spending by customers, fluctuation of quarterly results, a lengthy and variable sales cycle, dependence on key personnel and the uncertainty of additional future financing as needed.

2. Summary of Significant Accounting Policies
Accounting Basis	These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents	Cash and cash equivalents include short-term, highly liquid investments with maturities of less than three months when acquired.
Concentration of Credit Risks
The Company earned substantially all of its revenue from one customer.  The customer’s financial condition was reviewed on an ongoing basis, and collateral was not required.  The Company believes a reserve for potential credit losses was not necessary as of June 30, 2008 and 2007.

2. Summary of Significant Accounting Policies (Continued)
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are customer obligations due under normal trade terms.  The Company performs continuing credit evaluations of its customers’ financial condition and generally does not require collateral.  Senior management reviews accounts receivable on a periodic basis to determine if any receivables will potentially be uncollectible.  Based on the information available to the Company, it believes an allowance for doubtful accounts was not necessary as of June 30, 2008 and 2007. There were accounts receivable outstanding of $6,135 and $2,449, respectively, at June 30, 2008 and 2007.

Revenue Recognition
The Company recognizes revenue related to our software services and license arrangements pursuant to the provisions of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-4 and SOP 98-9 and related interpretations, as well as the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletins No. 104, “Revenue Recognition.”  Under these guidelines, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services rendered, the price is fixed or determinable and payment is reasonably assured.  If the payment terms for licenses are three months or more from delivery, revenue is generally recognized as payments become due from the customer.

Long-Lived Assets
Long-lived assets, such as intangible assets and property and equipment are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets.  When any such impairment exists, the related assets are written down to fair value.  The Company does not believe that any of its long-lived assets are impaired at June 30, 2008 and 2007.

Depreciation and Amortization	Equipment is stated at cost and is depreciated over its estimated useful life (5 years) using the straight-line method.
Intangible Assets	Intangible assets subject to amortization consist of organizational expenses that have estimated useful lives of 5 years.

2. Summary of Significant Accounting Policies (Continued)
Income Taxes
For the year ended December 31, 2006 the Company was a Massachusetts Sub-chapter S corporation.  Effective January 1, 2007, the Company become a Sub-chapter C corporation by terminating its Sub-chapter S election.

The Company follows the liability method of accounting for income taxes, as set forth in Statement of Financial Accounting Standard SFAS No. 109, “Accounting For Income Taxes.”  Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amount and the tax basis of assets and liabilities.  The Company records a valuation allowance against deferred tax assets unless it is more likely than not that such asset will be realized in future periods.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Income Tax Uncertainties,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” The Interpretation prescribes a recognition threshold of more-likely-than-not and a measurement attribute on all tax positions taken or expected to be taken in a tax return in order to be recognized in the financial statements. In making this assessment, a company must determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based solely on the technical merits of the position and that the tax position will be examined by appropriate taxing authority that would have full knowledge of all relevant information. Once the recognition threshold is met, the tax position is then measured to determine the actual amount of benefit to recognize in the financial statements. In addition, the recognition threshold of more-likely-than-not must continue to be met in each reporting period to support continued recognition of the tax benefit. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first financial reporting.

Fair value of Financial Instruments	The carrying amounts of cash and cash equivalents, accounts receivable, other current assets and accounts payable approximate fair value based on their short-term maturities.
Research and Development	Research and development costs are expensed as incurred.
Dividends	The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the period shown.

2. Summary of Significant Accounting Policies (Continued)
Net Income Per Common Share
The Company follows SFAS No. 128, “Earnings per Share.”  Under SFAS No. 128, basic earnings per share excludes the effect of any dilutive options, warrants or convertible securities and is computed by dividing the net income available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share is computed by dividing the net income available to common shareholders by the sum of the weighted average number of common shares and common share equivalents computed using the average market price for the period under the treasury stock method.  The Company has not issued any potentially dilutive common stock equivalents.

Recent Accounting Standards
In June 2006, the FASB issued FASB Interpretation ("FIN") No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions. The Company adopted the provisions of FIN 48 in the first quarter of 2007 as required. The adoption of FIN 48 is not expected to have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combination” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption of this standard is not permitted. SFAS 141R requires prospective application for all acquisitions after the date of adoption. We expect SFAS 141R to have an impact on our consolidated financial statements when effective, but the timing, nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the effective date.

2. Summary of Significant Accounting Policies (Continued)
Recent Accounting Standards (Continued)
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option). Unrealized gains and losses on items for which the fair value option has been elected are to be recognized as earnings at each subsequent reporting date. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We believe that the adoption of SFAS 159 will not have a significant impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This Statement is applied under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued Staff Positions No. 157-1 and No. 157-2 which partially defer the effective date of SFAS No. 157 for one year for certain nonfinancial assets and liabilities and remove certain leasing transactions from its scope. We are currently evaluating the impact on our financial statements of adopting SFAS 157.

Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements. SAB No. 108 requires companies to quantify misstatements using both a balance sheet (iron curtain) and an income statement (rollover) approach to evaluate whether either approach results in an error that is material in light of relevant quantitative and qualitative factors, and provides for a one-time cumulative effect transition adjustment. SAB No. 108 will not have an impact on our financial statements.

3. Equipment	Equipment is stated at cost depreciated over a life of 3 to 5 years and consists of the following:

June 30,	2008	2007

Equipment	$ 14,451	$ 14,451

Less accumulated depreciation	5,781	2,891

Equipment, net	$ 8,670	$ 11,560

Depreciation expense for the six months ended June 30, 2008 and 2007 totaled $1,445 and $1,445, respectively. There was no amortization expense for the six months ended June 30, 2008 and 2007.

4. Stockholders’ Equity
Capital Stock
At December 31, 2006, the Company had authorized 200,000 shares of common stock.  As of December 31, 2006, there were 2,000 shares of common stock issued and outstanding, respectively.

On April 30, 2007, the Company increased its authorized shares of common stock to 2,000,000.

Issuance of Common Stock
On August 1, 2000, the Company issued 1,000 shares of common stock for $10 of contributed capital from its founder.

On July 1, 2006, the Company sold in a private placement to an accredited investor 1,000 shares of common stock in satisfaction of $200 owed to the investor.

On April 30, 2007, the Company executed a 400 to 1 forward stock split.  The outstanding shares increased from 2,000 shares to 800,000 shares.  The statement of operations retroactively reflects the impact of this split for earnings per share purposes.

On April 30, 2007, the Company issued 20,000 shares to two directors appointed to the Board of Directors of the Company for services.

On September 30, 2007, the Company sold in a private placement to accredited investors 256,000 shares of common stock for $32,000.

On December 31, 2007, the Company sold in a private placement to accredited investors 56,000 shares of common stock for $7,000.

5. Income Taxes	The income tax provision on income from operations for the six months ended June 30, 2008 and 2007 consists of the following:

June 30,	2008	2007

Current:
Federal	$ 2,538	$ 1,833
State	1,760	1,225

Income tax provision	$ 4,298	$ 3,058

For the year ended December 31, 2006 the Company was a Massachusetts Sub-chapter S corporation and did not have a income tax provision for that period

Deferred income taxes reflect the impact of “temporary differences” between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.  There were no deferred tax assets as of June 30, 2008 and 2007.

6. Commitments
Facilities
The Company utilizes as its corporate facilities the residence of its principal executive officer rent free.  The Company does pay the cost of dedicated telephone and internet services utilized at the facilities.  For 2008, the Company anticipates remaining in its current facilities rent free.

Employment Agreements
For the six months ended June 30, 2008 and 2007, the aggregate amount paid to the Company’s its principal officer was $120,000 and $120,000, respectively. On December 31, 2006, the Company entered into employment agreement with its principal officer providing for minimum base compensation and severance pay which expire December 31, 2008.  For 2008, the minimum amounts to be paid under the new agreement total approximately $240,000 per year.

Employee Benefit Plan
The Company established a SEP IRA plan covering its principal executive.  The Company makes contributions to the plan at the discretion of the Board of Directors based upon a percentage of the Company’s profits.  The Company made contributions to the plan for the six months ended June 30, 2008 and 2007 of $12,000 and $0, respectively.

7. Major Customer
On August 1, 2000, the Company entered into a Software Development Agreement with its major customer.  Pursuant to the agreement, the Company licensed a software program to the customer for license fees of $1,200,000 payable from August 1, 2000 to July 31, 2005.  Under the agreement the Company also provides consulting services.  The agreement expired in August 2005, but the Company continues to provide consulting services to the customer.  Such services may be terminated by the customer without notice.

For the three and six month periods ended June 30, 2008 and 2007, the Company generated substantially all of its revenues from this customer.  Revenues from its major customer were $91,750 and $78,750, respectively, for the three months ended June 30, 2008 and 2007.  Revenues from its major customer were $174,250 and $157,500, respectively, for the six months ended June 30, 2008 and 2007.

8. Related Party Transactions	The Company is provided rent free use of the residence of the Company’s officer. The Company has paid for certain utilities related to its use of space within the officer’s residence.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion contains forward-looking statements which involve risks and uncertainties.  See “Forward Looking Statements” below and “Risk Factors” in the Company’s Registration Statement on Form S-1/A filed on June 10, 2008 and declared effective on June 23, 2008.

Overview

Nasus Consulting, Inc. was incorporated in the Commonwealth of Massachusetts on August 1, 2000.  We provide professional information technology (“IT”) services, including software and hardware installation, data conversion, training, and software product modifications to businesses.  On behalf of one of our customers, we have designed, developed and maintained revenue collection and accounting systems that are currently used by municipalities in Massachusetts.  Our sole employee, Russell Desjourdy, runs the operations.

We plan to develop a line of software products and services to address the needs of cities, counties, schools and other local government entities.  The new line of software products and services would provide integrated financial and collection management solutions and services for local governments in a web-based system.

Forward-Looking Statements

In addition to the historical information contained herein, this Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to statements concerning plans, objectives, goals, strategies, prospects, revenues, liquidity and capital resources, financial needs and future performance, costs and expenditures.  Such statements may be identified or qualified, without limitation, by words such as "likely", "will", "suggests", "may", "would", "could", "should", "expects", "anticipates", "estimates", "plans", "projects", "believes", or similar expressions (and variants of such words or expressions).  Investors are cautioned that forward-looking statements are inherently uncertain.  Actual performance, achievements and results may differ materially from those expressed, projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, but not limited to, our ability to raise any additional financing to support our business strategy, our reliance on one major customer, our ability to compete with larger competitors, our dependence on the continued service of our sole employee, our ability to establish a market for our future products, if and when developed, lack of marketing experience, and the other risks and uncertainties described or discussed in the section "Risk Factors" in the Company’s Registration Statement on Form S-1/A filed on June 10, 2008 and declared effective on June 23, 2008.  The forward-looking statements contained herein represent our judgment as of the date of this Quarterly Report on Form 10-Q, and we caution readers not to place undue reliance on such statements.

Results of Operations

Our net income in the three months ended June 30, 2008 was $5,786, reflecting an increase of $2,962 or 104.9% from a net income of $2,824 in the three months ended June 30, 2007.  Our net income in the six months ended June 30, 2008 was $12,624, reflecting an increase of $3,462 or 37.8% from a net income of $9,162 in the six months ended June 30, 2007.  The increased income resulted primarily from increased in software service revenues, partially offset by increased employee compensation and increased income taxes.

Software service revenues increased by $13,858 or 16.5% from $83,768 in the three months ended June 30, 2007 to $97,626 in the three months ended June 30, 2008.  Software service revenues increased by $19,475 or 11.9% from $163,924 in the six months ended June 30, 2007 to $183,399 in the six months ended June 30, 2008.  The increased revenues resulted primarily from increased rates charged for services provided to our major customer.  We anticipate that our software service revenues will remain consistent for the remainder of 2008.

Selling, general and administrative expenses increased by $9,988 or 12.5% from $79,951 in the three months ended June 30, 2007 to $89,939 in the three months ended June 30, 2008.  Selling, general and administrative expenses increased by $14,773 or 9.7% from $151,704 in the six months ended June 30, 2007 to $166,477 in the six months ended June 30, 2008.  The increase resulted primarily from increased compensation and other service expenses.  If we are successfully in securing additional financing, we anticipate that selling, general and administrative expenses for the remainder of 2008 will increase based on our anticipated plan to develop a new line of web-based software products for municipalities.

The Company’s income tax provision increased by $908 or 91.4% from $993 in the three months ended June 30, 2007 to $1,901 in the three months ended June 30, 2008.  The Company’s income tax provision increased by $1,240 or 40.5% from $3,058 in the six months ended June 30, 2007 to $4,298 in the six months ended June 30, 2008.  This increase resulted from increased taxable income.

Financial Condition, Liquidity and Capital Resources

From our inception in August 2000 until December 2006, we operated as a Subchapter S corporation.  Starting in January 2007, we converted our tax status to a regular “C” corporation.  The company has operated profitably since its inception.  In September and December 2007, we sold 312,000 shares of common stock for $39,000 in cash.    As of June 30, 2008, we had working capital of $58,481.  Based on projected business operations, we believe that we have the necessary liquidity and capital resources to sustain planned operations for the twelve months ended June 30, 2009.  Our planned operations for 2008 include growing our existing software service business and developing our planned web-based software application for municipalities.  We intend to seek additional resources to help with our planned operations.  We may not, however, be able to raise such funding on acceptable terms, or at all.  Any funding we do raise may be dilutive to existing stockholders.  Until we secure additional financial resources, we will not be able to pursue significant development of our new software product applications.

During the remainder of 2008, we are committed to pay $120,000 as compensation to our current executive officer.  We have no other material capital expenditures planned during fiscal 2008.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2008.  Based upon that evaluation, in light of the issue(s) referenced below in Management’s Annual Report on Internal Control over Financial Reporting, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Management’s Annual Report On Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) for the Company.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.  In making this assessment management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In performing this assessment, management has identified the following material weakness:

Absence of adequate segregation of duties relating to oversight and management of our systems.  This resulted primarily from the fact that, due to our limited resources, we have only one employee, so certain of the work of our chief financial officer who is also our chief executive officer is not monitored or reviewed.  As a result, we did not maintain adequate segregation of duties within our critical financial reporting applications, the related modules and financial reporting processes.  This material weakness could result in a misstatement of our financial statements or related disclosures in our interim or annual consolidated financial statements that would not be prevented or detected.  Accordingly, management has determined that this control deficiency constitutes a material weakness.

As a result of this material weakness in our internal control over financial reporting, our management concluded that our internal control over financial reporting, as of December 31, 2007, was not effective based on the criteria set forth by COSO in Internal Control - Integrated Framework.  A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There has not been any change in the Company’s internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended June 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  The material weakness in our internal control over financial reporting described above for the year ended December 31, 2007 (absence of adequate segregation of duties) continues unremediated, due to our limited resources and employees.

Part II - Other Information

Item 1. Legal Proceedings

To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors

As a “smaller reporting company” defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 30, 2007, the Company issued 20,000 shares to two directors appointed to the Board of Directors of the Company for services.  The shares were issued pursuant to the exemption afforded by Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

See Index to Exhibits on page E-1.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NASUS CONSULTING, INC.

Date: August 14, 2008	By: /s/ Russell R. Desjourdy____________________
Russell R. Desjourdy, President/CEO/CFO
and authorized signatory

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1
Certification of Russell R. Desjourdy, the Chief Executive Officer and Chief Financial Officer of the Company, required by Securities Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Russell R. Desjourdy, the Chief Executive Officer and Chief Financial Officer of the Company, required by Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-1