Form 10-Q
period 2008-09-30
Nasus Consulting, Inc.
filed 2008-11-14
CIK 1430683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT UNDER  SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

[ ] TRANSITION REPORT UNDER  SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ________

Commission file number 333-150135

NASUS CONSULTING, INC.
(Exact name of registrant as specified in its charter)

Massachusetts	04-3526451
(State of incorporation)	(I.R.S. employer identification no.)

83 Fisher Street Millville, Massachusetts	01504
(Address of principal executive offices)	(Zip Code)

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

As of November 13, 2008, 1,132,000 shares of Class A Common Stock of the issuer were outstanding.

NASUS CONSULTING, INC.

INDEX

PAGE
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets – September 30, 2008
(unaudited) and December 31, 2007	3

Unaudited Condensed Statements of Operations
– For the three and nine months ended
September 30, 2008 and 2007	4

Unaudited Condensed Statements of Cash Flows
- For the nine months ended September 30, 2008 and 2007	5

Notes to the Unaudited Condensed Financial Statements	6

Item 2. Management’s Discussion and Analysis
Of Financial Conditions and Results of Operation	14

Item 3. Quantitative and Qualitative Disclosures
About Market Risk	16

Item 4T. Controls and Procedures	16

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	17

Item 1A. Risk Factors	17

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3. Defaults Upon Senior Securities	17

Item 4. Submission of Matters to a Vote of Security Holders	18

Item 5. Other Information	18

Item 6. Exhibits	18

SIGNATURES	18

EXHIBIT INDEX	E-1

Nasus Consulting, Inc.

Balance Sheets

	September 30,
	2008 (unaudited)	December 31, 2007

Assets

Current assets:
Cash and cash equivalents	$42,842	$46,416
Accounts Receivable	8,015	2,074

Total current assets	50,857	48,490

Equipment, net of accumulated depreciation	7,948	10,115

Total Assets	$58,805	$58,605

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable - Trade	$176	$176
Income taxes payable	1,105	1,802
Accounts payable - Other	-	2,100

Total current liabilities	1,281	4,078

Stockholders’ equity:
Common stock, par value $.001 per share, 2,000,000 shares authorized, 1,132,000 shares issued and outstanding as of September 30, 2008 and December 31, 2007	1,132	1,132
Additional paid-in capital	41,658	41,658
Retained earnings	14,734	11,737

Total stockholders’ equity	57,524	54,527

Total Liabilities and Stockholders’ Equity	$58,805	$58,605
See accompanying notes to financial statements.

Nasus Consulting, Inc.

Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Revenues:
Software Services	$95,130	$82,069	$278,529	$245,993

Total revenues	95,130	82,069	278,529	245,993

Operating expenses:
Selling, general and administrative	108,273	75,166	274,750	226,870

Total operating expenses	108,273	75,166	274,750	226,870

Income (loss) from operations	(13,143)	6,903	3,779	19,123

Interest income	323	-	323	-

Income (loss) before income taxes	(12,820)	6,903	4,102	19,123

Income tax provision	(3,193)	1,803	1,105	4,861

Net Income (Loss)	$(9,627)	$5,100	$2,997	$14,262

Earnings (loss) per share of common stock
– basic and diluted	$(.01)	$.01	$.00	$.02

Weighted average number of common shares outstanding – basic and diluted	1,132,000	820,000	1,132,000	811,241

See accompanying notes to financial statements.

Nasus Consulting, Inc.

Statements of Cash Flows

	Nine Months Ended September 30,
	2008	2007

Operating activities:

Net income	$2,997	$14,262
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-	2,500
Depreciation and amortization	2,167	2,168
Changes in operating assets and liabilities:
Accounts receivable	(5,941)	(294)
Accounts payable	(2,797)	(1,002)

Net cash provided by operating activities	(3,574)	17,634

Investing activities:

Net cash used in investing activities	-	-

Financing activities:

Sale of common stock		32,000

Net cash used in financing activities	-	32,000

Net increase (decrease) in cash and cash equivalents	(3,574)	49,634

Cash and cash equivalents, beginning of period	46,416	2,353

Cash and cash equivalents, end of period	$42,842	$51,987

Supplemental cash flow disclosures:
Cash paid for:
Interest	$-	$16
Income taxes	2,129	456

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
Concentration of Credit Risks
The Company earned substantially all of its revenue from one customer.  The customer’s financial condition was reviewed on an ongoing basis, and collateral was not required.  The Company believes a reserve for potential credit losses was not necessary as of September 30, 2008 and 2007.

2. Summary of Significant Accounting Policies (Continued)
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are customer obligations due under normal trade terms.  The Company performs continuing credit evaluations of its customers’ financial condition and generally does not require collateral.  Senior management reviews accounts receivable on a periodic basis to determine if any receivables will potentially be uncollectible.  Based on the information available to the Company, it believes an allowance for doubtful accounts was not necessary as of September 30, 2008 and 2007. There were accounts receivable outstanding of $8,015 and $2,074, respectively, at September 30, 2008 and 2007.

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

Long-Lived Assets
Long-lived assets, such as intangible assets and property and equipment are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets.  When any such impairment exists, the related assets are written down to fair value.  The Company does not believe that any of its long-lived assets are impaired at September 30, 2008 and 2007.

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

3. Equipment	Equipment is stated at cost depreciated over a life of 3 to 5 years and consists of the following:

September 30,	2008	2007

Equipment	$ 14,451	$ 14,451

Less accumulated depreciation	6,503	2,891

Equipment, net	$ 7,948	$ 11,560

Depreciation expense for the nine months ended September 30, 2008 and 2007 totaled $2,167 and $2,168, respectively.

There was no amortization expense for the nine months ended September 30, 2008 and 2007.

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

On April 30, 2007, the Company issued 20,000 shares to two directors appointed to the Board of Directors of the Company for services.

On September 30, 2007, the Company sold in a private placement to accredited investors 256,000 shares of common stock for $32,000.

On December 31, 2007, the Company sold in a private placement to accredited investors 56,000 shares of common stock for $7,000.

5. Income Taxes	The income tax provision on income from operations for the nine months ended September 30, 2008 and 2007 consists of the following:

September 30,	2008	2007

Current:
Federal	$ 598	$ 2,869
State	507	1,992

Income tax provision	$ 1,105	$ 4,861

For the year ended December 31, 2006 the Company was a Massachusetts Sub-chapter S corporation and did not have a income tax provision for that period

Deferred income taxes reflect the impact of “temporary differences” between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.  There were no deferred tax assets as of September 30, 2008 and 2007.

6. Commitments
Facilities
The Company utilizes as its corporate facilities the residence of its principal executive officer rent free.  The Company does pay the cost of dedicated telephone and internet services utilized at the facilities.  For 2008, the Company anticipates remaining in its current facilities rent free.

Employment Agreements
For the nine months ended September 30, 2008 and 2007, the aggregate amount paid to the Company’s its principal officer was $195,000 and $180,000, respectively. On December 31, 2006, the Company entered into employment agreement with its principal officer providing for minimum base compensation and severance pay which expire December 31, 2009.  For 2008, the minimum amounts to be paid under the new agreement total approximately $270,000 per year.

Employee Benefit Plan
The Company established a SEP IRA plan covering its principal executive.  The Company makes contributions to the plan at the discretion of the Board of Directors based upon a percentage of the Company’s profits.  The Company made contributions to the plan for the nine months ended September 30, 2008 and 2007 of $12,000 and $0, respectively.

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

For the three and nine month periods ended September 30, 2008 and 2007, the Company generated substantially all of its revenues from this customer.  Revenues from its major customer were $91,750 and $76,500, respectively, for the three months ended September 30, 2008 and 2007.  Revenues from its major customer were $266,000 and $234,000, respectively, for the nine months ended September 30, 2008 and 2007.

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

Results of Operations

Our net loss in the three months ended September 30, 2008 was $(9,627), reflecting a decrease of $14,727 or 288.8% from a net income of $5,100 in the three months ended September 30, 2007.  Our net income in the nine months ended September 30, 2008 was $2,997, reflecting a decrease of $11,265 or 79.0% from a net income of $14,262 in the nine months ended September 30, 2007.  The decreased income resulted primarily from increased employee compensation, retirement benefits and professional fees, partially offset by increased software service revenues.

Software service revenues increased by $13,061 or 15.9% from $82,069 in the three months ended September 30, 2007 to $95,130 in the three months ended September 30, 2008.  Software service revenues increased by $32,536 or 13.2% from $245,993 in the nine months ended September 30, 2007 to $278,529 in the nine months ended September 30, 2008.  The increased revenues resulted primarily from increased rates charged for services provided to our major customer.  We anticipate that our software service revenues will remain consistent for the remainder of 2008.

Selling, general and administrative expenses increased by $33,107 or 44.1% from $75,166 in the three months ended September 30, 2007 to $108,273 in the three months ended September 30, 2008.  Selling, general and administrative expenses increased by $47,880 or 21.1% from $226,870 in the nine months ended September 30, 2007 to $274,750 in the nine months ended September 30, 2008.  The increase resulted primarily from increased compensation, retirement benefits and other professional service expenses.  If we are successfully in securing additional financing, we anticipate that selling, general and administrative expenses for the remainder of 2008 will increase based on our anticipated plan to develop a new line of web-based software products for municipalities.

The Company’s income tax provision decreased by $4,996 or 277.1% from $1,803 in the three months ended September 30, 2007 to $(3,193) in the three months ended September 30, 2008.  The Company’s income tax provision decreased by $3,756 or 77.3% from $4,861 in the nine months ended September 30, 2007 to $1,105 in the nine months ended September 30, 2008.  This decrease resulted from decreased taxable income.

Financial Condition, Liquidity and Capital Resources

From our inception in August 2000 until December 2006, we operated as a Subchapter S corporation.  Starting in January 2007, we converted our tax status to a regular “C” corporation.  The company has operated profitably since its inception.  In September and December 2007, we sold 312,000 shares of common stock for $39,000 in cash.    As of September 30, 2008, we had working capital of $49,576.  Based on projected business operations, we believe that we have the necessary liquidity and capital resources to sustain planned operations for the twelve months ended September 30, 2009.  Our planned operations for 2008 include growing our existing software service business and developing our planned web-based software application for municipalities.  We intend to seek additional resources to help with our planned operations.  We may not, however, be able to raise such funding on acceptable terms, or at all.  Any funding we do raise may be dilutive to existing stockholders.  Until we secure additional financial resources, we will not be able to pursue significant development of our new software product applications.

During the remainder of 2008, we are committed to pay $75,000 as compensation to our current executive officer.  We have no other material capital expenditures planned during fiscal 2008.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2008.  Based upon that evaluation, in light of the issue(s) referenced below in Management’s Annual Report on Internal Control over Financial Reporting, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

Changes in Internal Control Over Financial Reporting

There has not been any change in the Company’s internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  The material weakness in our internal control over financial reporting described above for the year ended December 31, 2007 (absence of adequate segregation of duties) continues unremediated, due to our limited resources and employees.

Part II - Other Information

Item 1. Legal Proceedings

To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors

As a “smaller reporting company” defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

NASUS CONSULTING, INC.

Date: November 14, 2008	By: /s/ Russell R. Desjourdy____________________
Russell R. Desjourdy, President/CEO/CFO
and authorized signatory

EXHIBIT INDEX

Exhibit Number	Exhibit Description
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