Form 10-K
period 2008-12-31
Nasus Consulting, Inc.
filed 2009-04-08
CIK 1430683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

(Mark One)

[ x ]   ANNUAL REPORT UNDER  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR

[   ]   TRANSITION REPORT UNDER  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT OF 1934
For the transition period from __________ to __________

Commission file number 333-150135

NASUS CONSULTING, INC.
(Exact name of registrant as specified in its charter)

Nevada (State of incorporation)	04-3526451 (I.R.S. employer identification no.)
83 Fisher Street Millville, Massachusetts (Address of principal executive offices)	01504 (Zip Code)

 (508) 883-6803
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

None
(Title of class)

Securities registered under Section 12(g) of the Exchange Act:

None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes  No ☒

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No 

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large-accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer 	Accelerated filer 
Non-accelerated filer 	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  No ☒

As of June 30, 2008, the aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the issuer was approximately $0 based upon the closing price of such stock on that date.

As of March 27, 2009, 1,132,000 shares of Common Stock of the issuer were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Special Note Regarding Forward Looking Statements

In addition to the historical information contained herein, this Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to statements concerning plans, objectives, goals, strategies, prospects, financial needs, future performance and future costs and expenditures. Such statements may be identified or qualified, without limitation, by words such as "likely", "will", "suggests", "may", "would", "could", "should", "expects", "anticipates", "estimates", "plans", "projects", "believes", or similar expressions (and variants of such words or expressions). Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance, achievements and results may differ materially from those expressed, projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, but not limited to, the risks and uncertainties described or discussed in the section "Risk Factors" in this Annual Report on Form 10-K. The forward-looking statements contained herein represent the Company's judgment as of the date of this Annual Report on Form 10-K, and we caution readers not to place undue reliance on such statements.

PART I

Item 1.  Business

General Background

We provide professional information technology (“IT”) services, including software and hardware installation, data conversion, training, and software product modifications to businesses.  On behalf of one of our customers, we have designed, developed and maintained revenue collection and accounting systems that are currently used by municipalities in Massachusetts.  Our sole officer and employee, Russell Desjourdy, runs the operations.  We are a Nevada corporation incorporated in March 2009 and are the successor by merger to a Massachusetts corporation incorporated in August 2000.

We plan to develop a line of software products and services to address the needs of cities, counties, schools and other local government entities.  The new line of software products and services would provide integrated financial and collection management solutions and services for local governments in a web-based system.

Recent Developments

Redomicile

On March 5, 2009 we completed a statutory merger (solely for the purpose of redomicile) with a Nevada corporation by the same name.  On March 12, 2009 we amended our Articles of Incorporation to increase our authorized shares to 200,000,000 shares of common stock par value $0.001.

The Company’s Current Business

We provide professional IT services, including software and hardware installation, data conversion, training, and software product modifications to businesses.  We also provide continuing customer support services to ensure proper product performance and reliability, which provides us with long-term customer relationships and a significant base of recurring maintenance revenue.  On behalf of one of our customers, we have designed, developed and maintained revenue collection and accounting systems that are currently used by municipalities in Massachusetts.  The software systems we have developed for this customer are used in over 120 municipalities throughout the United States.  These systems are web-based systems that are housed by the customer and accessed remotely by the municipalities.  This customer has accounted for a significant percentage of our annual revenues since our inception.  This customer accounted for 96.3% and 96.5%, respectively, of our 2008 and 2007 annual revenues.  We are paid weekly for services on a weekly fixed rate basis.  The customer has the right to terminate our services at will.

Planned Product Development

We plan to develop a line of our own software products and services to address the needs of cities, counties, schools and other local government entities.  The new line of software products and services would provide integrated financial and collection management solutions and services for local governments in a web-based system.  We plan to design, develop and market a broad range of software products to serve mission-critical “back-office” functions of local governments. Many of our planned software applications include Internet-accessible solutions that will allow for real-time public access to a variety of information or that will allow the public to transact business with local governments via the Internet. These planned software products and services can be generally grouped in four major product areas:

•	Financial Management and General Accounting;

•	Property Appraisal, Taxation and Collection;

•	Parking Ticket Issuance and Collection; and

•	Utility Bill Issuance and Collection.

Each of our planned core software systems will consist of several fully integrated application modules. For customers who acquire the software for use in-house, we will license our systems under standard license agreements that provide the customer with a fully paid, nonexclusive, nontransferable right to use the software. In some product areas, such as financials and property appraisal, we will offer multiple solutions designed to meet the needs of different sized governments.

We plan to partner with customers, either directly with municipalities or through third party service providers, to make local government more accessible to the public, more responsive to the needs of citizens and more efficient in their operations.  Most of the municipalities have existing software installed in-house.  Through our new product line, we would provide outsourced hosting for some of our applications at our data centers through an applications service provider (“ASP”) arrangement.

We anticipate deriving future revenues from our planned new product development from three primary sources:

•	sales of software licenses;

•	software services; and

•	maintenance and support.

Market Overview

The local government market is one of the largest and most decentralized IT markets in the country, consisting of all 36,000 cities and towns.  Traditionally, local government bodies and agencies performed state-mandated duties, including property assessment, record keeping, road maintenance, law enforcement, administration of election and judicial functions, and the provision of welfare assistance. Today, a host of emerging and urgent issues are confronting local governments, each of which demands a service response. These areas include criminal justice and corrections, administration and finance, public safety, health and human services, and public works. Transfers of responsibility from the federal and state governments to county and municipal governments and agencies in these and other areas also place additional service and financial requirements on these local government units. In addition, constituents of local governments are increasingly demanding improved service and better access to information from public entities. As a result, local governments recognize the increasing value of information management systems and services to, among other things, improve revenue collection, provide increased access to information, and streamline delivery of services to their constituents. Local government bodies are now recognizing that “e-government” is an additional responsibility for community development. From integrated tax systems to integrated civil and criminal justice information systems, many counties and cities have benefited significantly from the implementation of jurisdiction-wide systems that allow different agencies or government offices to share data and provide a more comprehensive approach to information management. Many city and county governmental agencies also have unique individual information management requirements, which must be tailored to the specific functions of each particular office.

Many local governments also have difficulties attracting and retaining the staff necessary to support their IT functions. As a result, they seek to establish long-term relationships with reliable providers of high quality IT products and services such as Nasus Consulting.  Although local governments generally face budgetary constraints in their operations, their primary revenue sources are usually property taxes, and to a lesser extent, utility fees, which tend to be relatively stable. In addition, the acquisition of new technology typically enables local governments to operate more efficiently, and often provides a measurable return on investment that justifies the purchase of software and related services.

Gartner estimates that state and local government IT spending will grow from $48.4 billion in 2007 to $55.6 billion in 2010, with local government accounting for $25.1 billion of IT spending in 2007 and $28.9 billion in 2010. The external services and software segments of the market, where our business is primarily focused, are expected to be the most rapidly growing areas of the local government IT market, expanding from $13.1 billion in 2007 to $16.1 billion in 2010.

Competition

Our business, current and planned, puts us in direct competition with a large number of IT professionals, many of which have significantly greater resources and experience than we have.  Tyler Technologies’ MUNIS Division headquartered in Falmouth, ME and Data National Corp. headquartered in Pembroke, MA are two of the major competitors in the municipal software market the United States.

Employees

As of December 31, 2008, we have 1 full time employee.  We have relationships with and from time to time engage the services of qualified consultants to assist us in technological research and development.  Our employee is not currently represented by a labor union.  We believe that our future success is dependent to a significant degree on our being able to continue to attract and retain skilled personnel.

Executive Officers

Our executive officers are:

Name	Age	Position with the Company

Russell R. Desjourdy	49	Chairman, Chief Executive Officer,
		Principal Accounting Officer

Certain biographical information regarding our executive officer of the Company is set forth below:

Russell R. Desjourdy, Chairman of the Board of Directors, President, Chief Executive Officer and Principal Accounting Officer.  Mr. Desjourdy is our founder and has served as Chairman of our Board of Directors, President, Chief Executive Officer and Principal Accounting Officer since inception in August 2000.  From 1995 to August 2000, Mr. Desjourdy was self-employed as a network information consultant.  From 1987 to 1995, Mr. Desjourdy was the Chief Technology Officer of Intelligent Computer Engineering, a privately held company that developed expert software systems for transportation logistics.  From 1983 to 1987, Mr. Desjourdy was a principal computer scientist at McDonnell Douglas Corp., a publicly traded company.

Officers are elected annually and serve at the discretion of the Board of Directors.

Item 1A.                      Risk Factors

The following important factors, among others, could cause our performance, achievements and results to differ materially from those we express or suggest in forward-looking statements in this report or in other materials from time to time.  Stockholders and prospective investors should carefully consider these risk factors when deciding whether to invest in or hold our common stock.

RISKS ABOUT OUR BUSINESS

We will require financing to achieve our current business strategy and our inability to obtain such financing could prohibit us from executing our business plan

We will need to raise additional funds through public or private debt or sale of equity to achieve our current business strategy.  Such financing may not be available when needed.  Even if such financing is available, it may be on terms that are materially adverse to your interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms.  Our capital requirements to implement our business strategy will be significant.  No assurance can be given that such funds will be available or, if available, will be on commercially reasonable terms satisfactory to us.  There can be no assurance that we will be able to obtain financing if and when it is needed on terms we deem acceptable.  If we are unable to obtain financing on reasonable terms, we could be forced to delay or scale back our business plans.

We are reliant on one customer for substantially all of our revenues

In August 2000, we entered into a software development agreement with one of our customers.  That relationship has been the source of substantially all of our revenues since our inception.  Revenues from that customer were $357,750 and $321,250, respectively, for the years ended December 31, 2008 and 2007.  Since the software development agreement has terminated, the customer may terminate such services at any time.  There can be no assurance that such relationship will continue into the future.  If such customer were to cease utilizing our services, our current operations would be negatively impacted.

There are several larger competitors already providing the software and services to municipalities that our products will compete with

We plan to develop web-based software applications for collection and financial management systems for municipalities.  There are currently several companies providing similar software and services in this market.  Many of these competitors are significantly larger than us.  The fact that these competitors are already providing products in the market and that they have greater resources than us provides them with a significant competitive advantage.

We have no marketing experience within our company

We have no marketing experience and significant additional capital expenditures and management resources would be required to develop a direct sales force for our new software, or to expand our current activities.  In the event we elect to engage in direct marketing activities, we might have difficulty obtaining the requisite funds or attracting and retaining the human resources necessary to successfully market any products.

Our future success is dependent, in part, on the performance and continued service of Russell Desjourdy, without his continued service, we may be forced to interrupt or eventually cease our operations

We are presently dependent upon the experience, abilities and continued services of Russell Desjourdy, our only officer and employee. The loss of his services would have a material adverse effect on our business, financial condition or results of operation.

A small number of shareholders control a majority of our outstanding common stock.

Our largest shareholders, Russell Desjourdy and Lynne Desjourdy (Mr. Desjourdy’s sister-in-law), each own 400,000 shares of our outstanding common stock and thereby control approximately 71% of the voting power of the Company. Because these shareholders control more than a majority of the outstanding shares of our capital stock, other stockholders, individually or as a group, will be limited in their ability to effectively influence the election or removal of our directors, the supervision and management of our business or a change in control of or sale of our company, even if they believed such changes were in the best interest of our stockholders generally.

Performance problems with our website could negatively impact our business.

Since we anticipate that a large portion of our future business strategy will involve direct sales, hosting and downloads from our website, our success depends on the ongoing development and reliable operation of our website and our ability to minimize downtime and systems problems with our website.  Our customer satisfaction and our business could be harmed if we or our customers experience system delays or failures with our website.  The occurrence of a catastrophic event or other system failure at any of our or our vendor facilities could result in significant downtime for our website.  If we are unable to implement a reliable back-up solution, the occurrence of a catastrophic failure to our website could harm our business.

Unless we can establish market acceptance of our future products, our potential future revenues may be significantly reduced.

We expect that a substantial portion of our future revenue will be derived from the sale of our planned software products.  Market acceptance of our planned software products is, therefore, critical to our future success and our ability to continue to generate revenues.  Failure to achieve market acceptance of our planned software products as a result of competition, technological change, or otherwise, would significantly harm our business.  Our future financial performance will depend primarily on the continued customer relationship with our exist customer who accounts for substantially all of our current revenues, our ability to develop new software products and the market acceptance of our planned software product offerings and on the development, introduction and market acceptance of any future enhancements to our products and services.  There can be no assurance that we will be successful in maintaining our existing customers or in developing and marketing our planned product offerings, applications or enhancements, and any failure to do so would significantly harm our business.

Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our brand and harm our business and our operating results.

Our success and ability to compete depends to a significant degree on our proprietary technology incorporated in our planned software.  Other than registering the domain www.nasusconsulting.com we have not taken any action to protect our proprietary technology and do not presently intend to file any patent applications or seek to register any other intellectual property in any jurisdiction.  If any of our competitors copies or otherwise gains access to our proprietary technology or develops similar technologies independently, we may not be able to enforce our rights adequately or compete as effectively.  We also consider our service marks critical to our ability to continue to develop and maintain the goodwill and recognition associated with our brand.  The measures we take to protect the planned proprietary technology software, and other intellectual property rights, will be based upon a combination of copyright, trade secret and trademark laws, may not be adequate to prevent their unauthorized use.  We realize that third parties may, from time to time, copy significant content available on our website for use in competitive offerings.  Protection of the distinctive elements of software and website may not be available under copyright law.   If we are unable to protect our proprietary rights from unauthorized use, the value of our brand image may be reduced.   Any impairment of our brand could harm our business.  In addition, protecting our intellectual property and other proprietary rights is expensive and time consuming.  Any unauthorized use of our intellectual property could harm our operating results.

We may need to bring legal claims to enforce or protect such intellectual property rights.  Any litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources.  In addition, notwithstanding any rights we have secured in our intellectual property, other persons may bring claims against us that we have infringed on their intellectual property rights, including claims based upon the content we license from third parties or claims that our intellectual property right interests are not valid.  Any claims against us, with or without merit, could be time consuming and costly to defend or litigate, divert our attention and resources, result in the loss of goodwill associated with our service marks or require us to make changes to our website or other of our technologies.

We may become subject to intellectual property infringement claims, which are costly to defend, could result in significant damage awards, and could limit our ability to provide certain content or use certain technologies in the future.

As we expand our business and develop new technologies, products and services, we may become increasingly subject to intellectual property infringement claims.  In the event that there is a determination that we have infringed third-party proprietary rights such as copyrights, trademark rights, trade secret rights or other third party rights such as publicity and privacy rights, we could incur substantial monetary liability, be required to enter into costly royalty or licensing agreements or be prevented from using the rights, which could require us to change our business practices in the future and limit our ability to compete effectively.  We may also incur substantial expenses in defending against third-party infringement claims regardless of the merit of such claims.  In addition, any agreements that we may have with our customers or other third parties may require us to indemnify them for certain third-party intellectual property infringement claims, which could increase our costs in defending such claims and our damages.  The occurrence of any of these events could harm our brand and our operating results.

We rent our offices from our sole employee and officer free of charge; therefore, we may have to incur additional cost in the future if we have to paid for such space or rent other space

We utilize as our corporate facilities the residence of our sole officer and employee rent free.  We do pay the cost of dedicated telephone and internet services utilized at the facilities.  While we anticipate that we will be able to continue use of the space rent free, our employee could start charging us rent or may require us to relocate to another third party facility.  If our employee starts to charge us rent, or we are required to move, we will incur additional cost associated with our office space needs.

Compliance with new requirements under Section 404 of the Sarbanes-Oxley Act of 2002 may increase our costs and has indicated a material weakness in our internal controls

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in this annual report our assessment of the effectiveness of our internal control over financial reporting as of the end of fiscal 2008.  Furthermore, beginning with our year ended December 31, 2009 our independent registered public accounting firm will be required to attest to whether it believes we have maintained, in all material respects, effective internal control over financial reporting.  We have and expect to continue to incur additional expenses and diversion of management’s time as a result of performing the system and process evaluation, testing and remediation required in order to comply with the management certification and auditor attestation requirements.

We do not have a sufficient number of employees to segregate responsibilities and cannot afford to increase our staff or engage outside consultants or professionals to overcome our lack of employees.  Accordingly during our management’s year-end evaluation of controls and procedures we identified this lack of segregation of duties as a material weakness in internal control over financial reporting.

If we continue to fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we could be subject to regulatory actions, civil or criminal penalties or shareholder litigation.  In addition, failure to maintain adequate internal controls could result in financial statements that do not accurately reflect our financial condition, results of operations and cash flows.  We believe that the out-of-pocket costs, the diversion of management’s attention from running our day-to-day operations and operational changes caused by the need to comply with the requirements of Section 404 could be significant.  The material weakness in the effectiveness of our internal control over financial reporting which we identified could result in an increased chance of fraud, reduce our ability to obtain financing and require additional expenditures to comply with the Section 404 requirements, each of which could negatively impact our business, profitability and financial condition.

RISKS RELATED TO OUR STOCK

"Penny Stock" rules may make buying or selling our securities difficult

Trading in our securities is subject to the SEC's "penny stock" rules and it is anticipated that trading in our securities will continue to be subject to the penny stock rules for the foreseeable future.  The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends our securities to persons other than prior customers and accredited investors must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser's written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market.  In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer.  The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from recommending transactions in our securities, which could severely limit the liquidity of our securities and consequently adversely affect the market price for our securities.

Our securities have been thinly traded on the over-the-counter bulletin board, which may not provide liquidity for our investors

Our securities are quoted on the Over-the-Counter Bulletin Board.  The Over-the-Counter Bulletin Board is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASDAQ Stock Market or other national or regional exchanges.  Securities traded on the Over-the-Counter Bulletin Board are usually thinly traded, highly volatile, have fewer market makers and are not followed by analysts.  The Securities and Exchange Commission's order handling rules, which apply to NASDAQ-listed securities, do not apply to securities quoted on the Over-the-Counter Bulletin Board.  We are dependent on professional market makers to facilitate trading of our securities on the Over-the-Counter Bulletin Board .  If market makers do not register to trade our securities there, stockholders may not have a public market for the purchase and sale of our securities.  Quotes for stocks included on the Over-the-Counter Bulletin Board are not listed in newspapers.  Therefore, prices for securities traded solely on the Over-the-Counter Bulletin Board may be difficult to obtain and holders of our securities may be unable to resell their securities at or near their original acquisition price, or at any price.

We do not intend to pay dividends in the foreseeable future, therefore, you may never see a return on your investment

We do not anticipate the payment of cash dividends on our common stock in the foreseeable future. We anticipate that any profits from our operations will be devoted to our future operations. Any decision to pay dividends will depend upon our profitability at the time, cash available and other factors.  Therefore, our stockholders may never see a return on their investment.

We may sell additional shares in the future, which could cause the price of our securities to decline

We currently have 200,000,000 shares of common stock authorized.  Accordingly, we have substantial amounts of authorized but unissued capital stock.  Our Articles of Incorporation and applicable provisions of Nevada law provide that we may issue authorized capital stock at the approval of our Board of Directors, and no stockholder vote or other form of stockholder approval is required for us to issue such capital stock.  Consequently, we could issue shares of our common stock in connection with future financings or acquisitions or in conjunction with equity compensation arrangements.  The offering prices in connection with those future issuances could be less than the current sales prices of our securities.  Any future issuances of any of our securities could cause the trading price of our securities to decline.

We may sell additional shares in the future, which may cause existing stockholders  significant dilution

The sale of shares to fund future operations and continued clinical development of our proposed products, which sales will likely have to be at or below market, will have a dilutive impact on our stockholders.  As a result, our net income per share, if any, could decrease in future periods, and the market price of our common stock could decline.  In addition, the lower our stock price at the time we sell additional shares, the more shares we will have to issue.  If our stock price decreases, then our existing stockholders would experience greater dilution when we sell shares.

Item 2.  Description of Property

Our business office is located at 83 Fisher Street, Millville, MA 01504.  This is the principal residence of our sole officer and employee, Russell Desjourdy.  We currently do not pay rent for use of part of the residence to Mr. Desjourdy, but we do reimburse Mr. Desjourdy for certain utilities related to our use of space with the residence.

Item 3.  Legal Proceedings

We are not a party to any legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 2008.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Securities

Our common stock trades on the OTC Bulletin Board under the symbol “NSUS.OB.”  There can be no assurance that we will continue to be traded on the OTC Bulletin Board.  There have been no trades of our common stock since our listing on the OTC Bulletin Board and consequently, there are no sales price data to report.

Approximate Number of Equity Security Holders

Based upon information supplied by our transfer agent, we believe that there were 30 record and beneficial holders of our common stock as of March 31, 2009.

Dividends

We have never paid a cash dividend on any class of our common stock and anticipate that for the foreseeable future any earnings will be retained for use in our business and, accordingly, do not anticipate the payment of cash dividends.

Recent Sales of Unregistered Securities

We were incorporated in the Commonwealth of Massachusetts in January 2000 and 1,000 founder shares were issued to Russell Desjourdy for a total purchase price of $10.  These shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the “Act”).

 In July 2006, 1,000 shares were issued to Lynne Desjourdy in satisfaction of debt of $200.  These shares were issued in reliance on the exemption under Section 4(2) of the Act.

On April 30, 2007, we executed a 400 to 1 forward stock split.  The outstanding shares increased from 2,000 shares to 800,000 shares.

On April 30, 2007, we issued 20,000 shares to Directors Tinio and Rodriguez for their service on the Board of Directors.  These shares were issued in reliance on the exemption under Section 4(2) of the Act.

In September and December 2007, we completed a Regulation D Rule 506 offering in which we sold 312,000 shares of common stock to 28 investors, at a price per share of $0.125 per share for an aggregate offering price of $39,000.  The shares were issued pursuant to an exemption from registration provided by Rule 506 of Regulation D of the Securities Act of 1933.

In March 2009, we completed a statutory merger for redomicile purposes with a Nevada corporation of the same name.

Item 6.  Selected Financial Data

Not applicable.

Item 7.                        Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion contains forward-looking statements which involve risks and uncertainties.  See “Special Note Regarding Forward Looking Statements” and “Risk Factors” above in this Annual Report on Form 10-K.

Overview

We provide professional information technology (“IT”) services, including software and hardware installation, data conversion, training, and software product modifications to businesses.  On behalf of one of our customers, we have designed, developed and maintained revenue collection and accounting systems that are currently used by municipalities in Massachusetts.  Our sole officer and employee, Russell Desjourdy, runs the operations.  We are a Nevada corporation incorporated in March 2009 and are the successor by merger to a Massachusetts corporation incorporated in August 2000.

We plan to develop a line of software products and services to address the needs of cities, counties, schools and other local government entities.  The new line of software products and services would provide integrated financial and collection management solutions and services for local governments in a web-based system.

Critical Accounting Policies and Estimates

The following is a discussion of the more significant accounting policies and methods we use.

Estimates - The financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which require us to make estimates and assumptions.  On an on-going basis, we evaluate our estimates related to the useful lives of fixed and intangible assets.  Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.

Revenue recognition - The Company recognizes revenue from its product sales and corporate partnerships in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition.”  Under these guidelines, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services rendered, the price is fixed or determinable and payment is reasonably assured.

Long-lived assets - Long-lived assets, such as intangible assets and property and equipment are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets.  When any such impairment exists, the related assets are written down to fair value.

Results of Operations

Fiscal 2008 versus Fiscal 2007

Naus's net loss in fiscal 2008 was $9,823, reflecting an increased loss of $14,755 or 299.2% from a net income of $4,932 in fiscal 2007.  This increased loss resulted primarily from increased employee compensation and professional fees, partially offset by increased software service revenues.

Software service revenues increased by $38,058 or 11.4% from $333,073 in fiscal 2007 to $371,616 in fiscal 2008.  The increased revenues resulted primarily from increased rates charged for services provided to our major customer.  We anticipate that our software service revenues will remain consistent for the remainder of 2009.

Selling, general and administrative expenses increased by $55,786 or 17.1% from $326,339 in fiscal 2007 to $382,125 in fiscal 2008.  The increase resulted primarily from increased employee compensation and other professional service expenses.  If we are successfully in securing additional financing, we anticipate that selling, general and administrative expenses during 2009 will increase based on our anticipated plan to develop a new line of web-based software products for municipalities.

The Company’s income tax provision decreased by $2,488 or 138.1% from $1,802 in fiscal 2007 to $(686) in fiscal 2008.  This decrease resulted from decreased taxable income.

Financial Condition, Liquidity and Capital Resources

From our inception in August 2000 until December 2006, we operated as a Subchapter S corporation.  Starting in January 2007, we converted our tax status to a regular “C” corporation.  In September and December 2007, we sold 312,000 shares of common stock for $39,000 in cash.    As of December 31, 2008, we had working capital of $37,479.  Based on projected business operations, we believe that we have the necessary liquidity and capital resources to sustain planned operations for the twelve months ended December 31, 2009.  Our planned operations for 2009 include growing our existing software service business and developing our planned web-based software application for municipalities.  We intend to seek additional resources to help with our planned operations.  We may not, however, be able to raise such funding on acceptable terms, or at all.  Any funding we do raise may be dilutive to existing stockholders.  Until we secure additional financial resources, we will not be able to pursue significant development of our new software product applications.

During fiscal 2009, we are committed to pay $300,000 as compensation to our current executive officer.  We have no other material capital expenditures planned during fiscal 2009.

Off Balance Sheet Arrangements

None.

Item 7A.                      Quantitative and Qualitative Disclosures About Market Risks

None.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

MOORE & ASSOCIATES, CHARTERED
           ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Nasus Consulting, Inc.

We have audited the accompanying balance sheets of Nasus Consulting, Inc. as of December 31, 2008 and December 31, 2007, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2008 and December 31, 2007. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nasus Consulting, Inc. as of December 31, 2008 and December 31, 2007, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2008 and December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
April 6, 2009

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

Nasus Consulting, Inc.

Balance Sheets

	As of December 31,
	2008	2007

Assets

Current assets:
Cash and cash equivalents	$33,979	$46,416
Accounts Receivable	3,713	2,074

Total current assets	37,692	48,490

Equipment, net of accumulated depreciation	7,225	10,115

Total Assets	$44,917	$58,605

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable - Trade	$213	$176
Income taxes payable	-	1,802
Accounts payable - Other	-	2,100

Total current liabilities	213	4,078

Stockholders’ equity:
Common stock, par value $.001 per share, 2,000,000 shares authorized, 1,132,000 shares issued and outstanding as of December 31, 2008 and 2007, respectively	1,132	1,132
Additional paid-in capital	41,658	41,658
Retained earnings	1,914	11,737

Total stockholders’ equity	44,704	54,527

Total Liabilities and Stockholders’ Equity	$44,917	$58,605
See accompanying notes to financial statements.

Nasus Consulting, Inc.

Statements of Operations

	Year Ended December 31,
	2008	2007

Revenues:
Software Services	$371,616	$333,073

Total revenues	371,616	333,073

Operating expenses:
Selling, general and administrative	382,125	326,339

Total operating expenses	382,125	326,339

Income (loss) before income taxes	(10,509)	6,734

Income tax provision	(686)	1,802

Net Income (Loss)	$(9,823)	$4,932

Earnings (loss) per share of common stock
– basic and diluted	$(.01)	$.01

Weighted average number of common shares outstanding – basic and diluted	1,132,000	877,951

See accompanying notes to financial statements.

Nasus Consulting, Inc.

Statement of Stockholders’ Equity

	Common Stock $.01 Par Value		Additional Paid-In	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity

Balance, December 31, 2006	800,000	$800	$490	$6,805	$8,095
Issuance of Shares – Directors	20,000	20	2,480		2,500
Issuance of Shares – Private Placement	312,000	312	38,688		39,000
Net income				4,932	4,932

Balance, December 31, 2007	1,132,000	$1,132	$41,658	$11,737	$54,527
Net loss				(9,823)	(9,823)

Balance, December 31, 2008	1,132,000	$1,132	$41,658	$1,914	$44,704

On April 30, 2007 the Company executed a 400 to 1 forward stock split. This has been applied retroactively to this statement. See accompanying notes to financial statements.

Nasus Consulting, Inc.

Statements of Cash Flows

	Year Ended December 31,
	2008	2007

Operating activities:

Net income	$(9,823)	$4,932
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,890	2,891
Stock-based compensation	-	2,500
Changes in operating assets and liabilities:
Accounts receivable	(1,639)	(1,999)
Accounts payable	(3,865)	(3,261)

Net cash provided by operating activities	(12,437)	5,063

Investing activities:

Purchase of equipment and leasehold improvements	-	-

Net cash used in investing activities	-	-

Financing activities:

Sale of common stock	-	39,000

Net cash used in financing activities	-	39,000

Net increase (decrease) in cash and cash equivalents	(12,437)	44,063

Cash and cash equivalents, beginning of period	46,416	2,353

Cash and cash equivalents, end of period	$33,979	$46,416

Supplemental cash flow disclosures:
Cash paid for:
Interest	$-	$16

Supplemental non cash activities disclosure:
Directors compensation with stock – 20,000 shares	$-	$2,500
See accompanying notes to financial statements.

Nasus Consulting, Inc.

Notes to Financial Statements

1. Description of Business and Basis of Presentation
Nasus Consulting, Inc. is a Nevada corporation incorporated in March 2009 and the successor by merger to a Massachusetts corporation incorporated on August 1, 2000.  We provide professional information technology (“IT”) services, including software and hardware installation, data conversion, training, and software product modifications to businesses.  In addition, we are developing a line of software products and services to address the needs of cities, counties, schools and other local government entities.

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
Concentration of Credit Risks
The Company earned substantially all of its revenue from one customer.  The customer’s financial condition was reviewed on an ongoing basis, and collateral was not required.  The Company believes a reserve for potential credit losses was not necessary as of December 31, 2008 and 2007.

2. Summary of Significant Accounting Policies (Continued)
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are customer obligations due under normal trade terms.  The Company performs continuing credit evaluations of its customers’ financial condition and generally does not require collateral.  Senior management reviews accounts receivable on a periodic basis to determine if any receivables will potentially be uncollectible.  Based on the information available to the Company, it believes an allowance for doubtful accounts was not necessary as of December 31, 2008 and 2007. There were accounts receivable outstanding of $3,713 and $2,074, respectively, at December 31, 2008 and 2007.

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

Long-Lived Assets
Long-lived assets, such as intangible assets and property and equipment are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets.  When any such impairment exists, the related assets are written down to fair value.  The Company does not believe that any of its long-lived assets are impaired at December 31, 2008 and 2007.

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

Recent Accounting Standards
In June 2006, the FASB issued FASB Interpretation ("FIN") No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109”  ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions. The Company will adopt the provisions of FIN 48 in the first quarter of 2007 as required. The adoption of FIN 48 is not expected to have a material effect on the Company's financial statements.

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

3. Equipment	Equipment is stated at cost depreciated over a life of 3 to 5 years and consists of the following:

December 31,	2008	2007

Equipment	$ 14,451	$ 14,451

Less accumulated depreciation	7,226	4,336

Equipment, net	$ 7,225	$ 10,115

Depreciation expense for the years ended December 31, 2008 and 2007 totaled $2,890 and $2,891, respectively. There was no amortization expense for the years ended December 31, 2008 and 2007.

4. Stockholders’ Equity
Capital Stock
At December 31, 2006, the Company had authorized 200,000 shares of common stock.  As of December 31, 2006, there were 2,000 shares of common stock issued and outstanding, respectively.

On April 30, 2007, the Company increased its authorized shares of common stock to 2,000,000.

On March 12, 2009, the Company increased its authorized shares of common stock to 200,000,000.

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

On April 30, 2007, the Company issued 20,000 shares to two directors appointed to the Board of Directors of the Company for services.

On September 30, 2007, the Company sold in a private placement to accredited investors 256,000 shares of common stock for $32,000.

On December 31, 2007, the Company sold in a private placement to accredited investors 56,000 shares of common stock for $7,000.

5. Income Taxes	The income tax provision on income from operations for the years ended December 31, 2008 and 2007 consists of the following:

December 31,	2008	2007

Current:
Federal	$ (1,143)	$ 1,010
State	456	792

Income tax provision	$ (687)	$ 1,802

For the year ended December 31, 2006 the Company was a Massachusetts Sub-chapter S corporation and did not have a income tax provision for that period

Deferred income taxes reflect the impact of “temporary differences” between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.  There were no deferred tax assets as of December 31, 2008 and 2007.

6. Commitments
Facilities
The Company utilizes as its corporate facilities the residence of its principal executive officer rent free.  The Company does pay the cost of dedicated telephone and internet services utilized at the facilities.  For 2008, the Company anticipates remaining in its current facilities rent free.

Employment Agreements
For the years ended December 31, 2008 and 2007, the aggregate amount paid to the Company’s its principal officer was $270,000 and $240,000, respectively. On December 31, 2006, the Company entered into employment agreement with its principal officer providing for minimum base compensation and severance pay which expire December 31, 2008.  For 2008, the minimum amounts to be paid under the new agreement total approximately $300,000 per year.

Employee Benefit Plan
The Company established a SEP IRA plan covering its principal executive.  The Company makes contributions to the plan at the discretion of the Board of Directors based upon a percentage of the Company’s profits.  The Company made contributions to the plan for the year ended December 31, 2008 and 2007 of $24,000 and $24,000, respectively.

7. Major Customers
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

For the years ended December 31, 2008 and 2007, the Company generated substantially all of its revenues from this customer.  Revenues from its major customer were $357,750 and $321,250, respectively, for the years ended December 31, 2008 and 2007.

8. Related Party Transactions	The Company is provided rent free use of the residence of the Company’s officer. The Company has paid for certain utilities related to its use of space within the officer’s residence.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2008.  Based upon that evaluation, in light of the issue(s) referenced below in Management’s Annual Report on Internal Control over Financial Reporting, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Management’s Annual Report On Internal Control Over Financial Reporting

Nasus management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) for the Company.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  In making this assessment management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

As a result of this material weakness in our internal control over financial reporting, our management concluded that our internal control over financial reporting, as of December 31, 2008, was not effective based on the criteria set forth by COSO in Internal Control - Integrated Framework.  A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There has not been any change in the Company’s internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Director

Our Board of Directors currently does not have any committees.  The Board of Directors believes that the current size of our Board does not necessitate separate committees.  Our Board of Directors, of which two of the three members are “independent directors” under the current NASDAQ stock market listing standards, is responsible for all board functions, including standard audit committee activities.  Our other director, Mr. Desjourdy, is not a “independent director” under the current NASDAQ stock market listing standards.

There are no family relationships among any of our directors, officers or key employees.

Our executive officer’s and director’s and their respective ages as of April 4, 2009 are as follows:

NAME	AGE	POSITION

Russell R. Desjourdy	49	Chairman, Chief Executive Officer, Principal Accounting Officer
Lawney M. Tinio	33	Director
Sashu Rodriguez	39	Director

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Russell R. Desjourdy, Chairman of the Board of Directors, President, Chief Executive Officer and Principal Accounting Officer.  Mr. Desjourdy is our founder and has served as Chairman of our Board of Directors, President, Chief Executive Officer and Principal Accounting Officer since inception in August 2000.  From 1995 to August 2000, Mr. Desjourdy was self-employed as a network information consultant.  From 1987 to 1995, Mr. Desjourdy was the Chief Technology Officer of Intelligent Computer Engineering, a privately held company that developed expert software systems for transportation logistics.  From 1983 to 1987, Mr. Desjourdy was a principal computer scientist at McDonnell Douglas Corp., a publicly traded company.

Lawney M. Tinio, Director.  Mr. Tinio has served as a director since July 2006.  From 2001 to the present, Mr. Tinio has been self-employed as a business information technology support consultant.  From 1997 to 2001, Mr. Tinio was an engineering information technology data center manager with EMC Corporation, a publicly traded company.

Sashu Rodriguez, Director.  Mr. Rodriguez has served as a director since April 2007.  From 2004 to present, Mr. Rodriguez has been a software developer at Kelly & Ryan Associates, a privately held municipal software and deputy collector company.  From 2003 to 2004, Mr. Rodriguez was a field service engineer with General Electric, a publicly traded company.  From 2002 to 2003, Mr. Rodriguez was a quality control manager at Atlas Box & Crating, a privately held company.  From 2000 to 2001, Mr. Rodriguez was the manager of network infrastructure at Akamai Technology, a publicly traded company.  Mr. Rodriguez served as an electricians mate, nuclear subsurface in the United States Navy from 1994 to 1999.

Number and Election of Directors; Independence

Pursuant to our Articles of Incorporation, as amended, our Board of Directors, which currently consists of three members. Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws.

Messrs. Tinio and Rodriguez are “independent directors” under the current NASDAQ stock market listing standards.  See “Transactions with Related Persons, Promoters and Certain Control Persons” below.

General Information Concerning the Board of Directors and its Committees

Our Board of Directors currently does not have any committees.  The Board of Directors believes that the current size of our Board does not necessitate separate committees.  Our Board of Directors, of which two of the three members are “independent directors” under the current NASDAQ stock market listing standards, is responsible for all board functions, including standard audit committee activities.  Our other director, Mr. Desjourdy, is not a “independent director” under the current NASDAQ stock market listing standards.

Nominations

We do not have a nominating committee.  The Board of Directors believes that the current size of our Board does not necessitate a separate nominating committee.  Our Board of Directors, of which (as described above) two of the three members are “independent directors” under the current NASDAQ stock market listing standards, is responsible for determining the slate of director nominees for election by stockholders.  Mr. Desjourdy is not independent under the NASDAQ standards.

We do not currently utilize the services of any third party search firm to assist in the identification or evaluation of Board member candidates.  However, our Board of Directors may engage a third party to provide such services in the future, as it deems necessary or appropriate at the time in question.

We do not currently have a charter or written policy with regard to the nominating process.  Our Board of Directors determines the required selection criteria and qualifications of director nominees based upon our needs at the time nominees are considered.  A candidate must possess the ability to apply good business judgment and must be in a position to properly exercise his or her duties of loyalty and care.  Candidates should also exhibit proven leadership capabilities, high integrity and experience with a high level of responsibilities within their chosen fields, and have the ability to quickly grasp complex principles of business, finance, and computer software systems.  In general, candidates will be preferred who hold, or have held, an established executive level position in business, finance, law, education, research or government.  The Board of Directors will consider these criteria for nominees identified by the Board, by stockholders, or through some other source.  When current Board members are considered for nomination for reelection, the Board also takes into consideration their prior Nasus Board contributions, performance and meeting attendance records.

The Board will consider qualified candidates for possible nomination that are submitted by our stockholders.  Stockholders wishing to make such a submission may do so by sending the following information to the Board of Directors c/o Secretary at the address listed above: (1) name of the candidate and a brief biographical sketch and resume; (2) contact information for the candidate and a document evidencing the candidate’s willingness to serve as a director if elected; and (3) a signed statement as to the submitting stockholder’s current status as a stockholder and the number of shares currently held.

The Board will conduct a process of making a preliminary assessment of each proposed nominee based upon the resume and biographical information, an indication of the individual’s willingness to serve and other background information.  This information will be evaluated against the criteria set forth above and our specific needs at that time.  Based upon a preliminary assessment of the candidate(s), those who appear best suited to meet our needs may be invited to participate in a series of interviews, which are used as a further means of evaluating potential candidates.  On the basis of information learned during this process, the Board will determine which nominee(s) to submit for election at the next annual meeting.  The Board will use the same process for evaluating all nominees, regardless of the original source of the nomination.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (“Exchange Act”) requires our directors, officers and persons who own more than ten percent of a registered class of our equity securities, to file initial reports of ownership and changes in ownership of such securities with the Securities and Exchange Commission.  Directors, officers and greater than ten percent beneficial owners are required by applicable regulations to furnish Nasus with copies of all Section 16(a) forms they file.

Based solely upon a review of the copies of the forms furnished to us and written representations from our directors and officers, we believe that during 2008 all Section 16(a) filing requirements applicable to our directors, officers and greater than ten percent beneficial owners were not filed.

Code of Ethics

We have a Code of Ethics for our senior officers, including our principal executive officer and principal financial and accounting officer.  This code is a statement of our high standards for ethical behavior and legal compliance, and it governs the manner in which we conduct our business.  A copy of our Code of Ethics is filed herewith as exhibit 14.1.  We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding any amendment or waiver of the Code with respect to our principal executive officer or principal financial or accounting officer by posting such information on our web site.

Information concerning our executive officers is contained in Part I of this report under the caption “Executive Officers.”

Item 11.  Executive Compensation

The following tables set forth certain information relating to compensation paid by us for each of our last two completed fiscal years to our principal executive officer and any other executive officer whose annual compensation exceeded $100,000 for the last completed fiscal year (the “Named Executive Officers”).  Only those columns which call for information applicable to us or the Named Executive Officers for the periods indicated have been included in such tables.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)	Total ($)

Russell R. Desjourdy	2008	$270,000	-0-	$24,000 (1)	$294,000
Chief Executive Officer, President, Chief Financial Officer, Treasurer and Secretary	2007	$240,000	-0-	$24,000 (1)	$264,000
__________________________
(1)	These amounts were contributed to Mr. Desjourdy’s IRA retirement plan.

Option Grants Table

There were no individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table through December 31, 2007.

Outstanding Equity Awards at Fiscal Year End

There were no stock options exercised during period ending December 31, 2007 by the executive officer named in the Summary Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards Table

There were no awards made to a named executive officer in the last completed fiscal year under any LTIP.

Director Compensation

The members of the Board of Directors are not provided any cash compensation for attendance at board meetings.  In April 2007, each non-employee director received 10,000 shares of common stock at the inception of their tenure on the Board.  One-half of the shares vest on the first anniversary of the date of grant and the balance vest on the second anniversary of the date of grant.  All directors will be reimbursed for ordinary and necessary travel expenses incurred in attendance at each board meeting.

No compensation was paid nor stock awards granted to the directors (other than Named Executive Officers) during our last completed fiscal year.

Employment Agreements and Termination Benefits

On January 1, 2007, Nasus entered into an employment agreements with Russell R. Desjourdy to serve as its Chief Executive Officer, Chief Financial Officer.  The agreement expires in December 2009.  In 2008, Mr. Desjourdy received a salary of $270,000 per annum.  Mr. Desjourdy has agreed to devote his full time and best efforts to fulfill his duties and responsibilities to Nasus.  He will be entitled to participate in employee benefit plans, including health, dental and retirement plans.

We have the right to terminate the agreements for Cause (as defined therein) or as a result of Mr. Desjourdy’s death or Permanent Disability (as defined therein).  Mr. Desjourdy has the right to terminate his agreement on account of his Constructive Discharge (as defined therein).  Except in the case of termination for Cause, upon early termination of his agreement, Mr. Desjourdy shall be entitled to receive his salary plus fringe benefits for a period of 12 months from the date of termination and any bonuses prorated through the date of termination.

Mr. Desjourdy has agreed not to disclose to anyone our confidential information during the term of his employment or thereafter and will not compete with us utilizing our proprietary information, know-how or trade secrets during the term of his employment or thereafter.  All work, research and results thereof, including, without limitation, inventions, processes or formulae made, conceived or developed by Mr. Desjourdy during the term of employment which are related to the business, research, and development work or field of operation of Nasus shall be our property.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of April 3, 2009 for (i) each of the our directors, (ii) each of the Named Executive Officers (as defined in “Executive Compensation”), (iii) all our directors and executive officers as a group and (iv) each person known by us to own beneficially 5% or more of the outstanding shares of Common Stock:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)

Common Stock	Russell R. Desjourdy (2) (3)	400,000	35.3%
Common Stock	Lynne Desjourdy (3)	400,000	35.3%
Common Stock	Sashu Rodriguez (2)	26,000	2.3%
Common Stock	Lawney M. Tinio (2)	18,000	1.6%
Common Stock	All executive officers and directors as a group	444,000	39.2%

(1) Based upon 1,132,000 shares outstanding as of April 3, 2009.
(2)	The address of Directors Desjourdy, Tinio and Rodriguez is c/o Nasus Consulting, Inc., 83 Fisher Street, Millville, MA 01504.
(3)	The address of Lynne Desjourdy is 25 Eastmount Road, Medfield, MA 02052. Mrs. Desjourdy is the sister-in-law of Russell Desjourdy.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

On July 1, 2006, we issued 1,000 (subsequently split 400 to 1 in April 2007 to 400,000 shares) to Mrs. Lynne Desjourdy in satisfaction of a debt of $200 pursuant to the exemption from registration set forth in section 4(2) of the Securities Act of 1933.

On April 30, 2007, we issued 10,000 shares of common stock each to Directors Tinio and Rodriguez pursuant to the exemption from registration set forth in section 4(2) of the Securities Act of 1933.  The shares were issued to the directors as compensation for joining the Board.  The shares will vest one-half each of the first two anniversaries of the grant.

We operate the business rent free in the residence of Mr. Desjourdy, our sole employee and officer.  We did pay certain utilities related to the operation of our business.

Item 14.  Principal Accountant Fees and Services

The following is a summary of the fees billed to Nasus by Moore & Associates, Chartered for professional services rendered for the fiscal years ended December 31, 2008 and December 31, 2007:

Fee Category	Fiscal 2008 Fees	Fiscal 2007 Fees
Audit Fees	$8,500	$4,500
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Total Fees	$8,500	$4,500

Audit Fees.  Consists of fees billed for professional services rendered for the audit of Nasus’s annual consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports, and services that are normally provided by the independent auditor in connection with statutory and regulatory filings or engagements.

Audit-Related Fees.  Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Nasus’s consolidated financial statements and are not reported under “Audit Fees.”  These services included review of registration statements.

Tax Fees.  Consists of fees billed for professional services for tax compliance, tax advice and tax planning.

All Other Fees.  Consists of fees for products and services other than the services reported above.

Policy on Board Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

All services provided by our independent registered public accounting firm, Moore & Associates, are subject to pre-approval by our Board.  The Board has authorized the Chairman of the Board to approve services by Moore & Associates in the event there is a need for such approval prior to the next full Board meeting.  However, a full report of any such interim approvals must be given at the next Board meeting.  Before granting any approval, the Board (or the Chairman, if applicable) must receive: (1) a detailed description of the proposed service; (2) a statement from management as to why they believe Moore & Associates is best qualified to perform the service; and (3) an estimate of the fees to be incurred.  Before granting any approval, the Board (or the Chairman, if applicable) gives due consideration to whether approval of the proposed service will have a detrimental impact on Moore & Associates’s independence.  All Moore & Associates services for 2008 and 2007 were pre-approved by the Board.

Board Audit Report

Nasus’s management is responsible for preparing Nasus’s financial statements, and the independent registered public accounting firm, Moore & Associates, Chartered, are responsible for performing an independent audit of Nasus’s financial statements and expressing an opinion on the conformity of the financial statements with generally accepted accounting principles.  The Board oversees Nasus’s financial reporting process.  In this context, the Board reports that:

The Board has reviewed and discussed with management our audited financial statements for the fiscal year ended December 31, 2008.

The Board has discussed with Moore & Associates, Chartered, our independent registered public accounting firm, the matters required to be discussed by Statement on Auditing Standards No. 61, as modified or supplemented.

The Board has received the written disclosures and the letter from the independent registered public accounting firm required by Independence Standards Board Standard No. 1 (“Independence Discussions with Audit Committees”), as modified or supplemented, and has discussed with Moore & Associates, Chartered that firm’s independence.

Based upon the review and discussions referred to above, the Board approved that our audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 for filing with the Securities and Exchange Commission.

This report is submitted by the members of the Board.

Russell R. Desjourdy (Chairman)
Lawney M. Tinio
Sashu Rodriguez

Item 15.  Exhibits, Financial Statement Schedules

See Index to Exhibits on Page E-1.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NASUS CONSULTING, INC.

By:   /s/ Russell R. Desjourdy                                      ..
      Russell R. Desjourdy
      President

Date: April 8, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Russell R. Desjourdy	President, Chief Executive Officer,	April 8, 2009
Russell R. Desjourdy	Treasurer, Chief Financial Officer,
Chairman of the Board of Directors
(Principal Executive, Financial
and Accounting Officer)

/s/ Lawney M. Tinio	Director	April 8, 2009
Lawney M. Tinio

/s/ Sashu Rodriguez	Director	April 8, 2009
Sashu Rodriguez

INDEX TO EXHIBITS

3.1	Articles of Incorporation, as amended *
3.2	Amended By-Laws *
3.3	Agreement of Merger, dated as of March 5, 2009, between the Company and Nasus Consulting, Inc., a Massachusetts corporation (including the Certificate of Merger and other state filings). *
4.1
Speciman Stock Certificate.  (previously filed as exhibit number 4.1 of the Registration Statement (the “Registration Statement”) on Form S-1 (Registration No. 333-150135) filed on April 7, 2008 and declared effective on June 23, 2008, and incorporated by reference)

10.1	Employment Agreement, dated January 1, 2006, between Russell Desjourdy and the Company. (previously filed as exhibit number 10.1 to the Registration Statement and incorporated by reference)
14.1	Code of Ethics. *
23.1	Consent of Moore & Associates, Chartered relating to Form S-1. *
31.1
Certification of Russell R. Desjourdy, the Chief Executive Officer and Chief Financial Officer of the Company, required by Securities Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1
Certification of Russell R. Desjourdy, the Chief Executive Officer and Chief Financial Officer of the Company, required by Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*           Filed therewith.

E-1