Form 10-Q
period 2009-03-31
Nasus Consulting, Inc.
filed 2009-05-19
CIK 1430683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT UNDER  SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

As of May 15, 2009, 1,132,000 shares of Class A Common Stock of the issuer were outstanding.

NASUS CONSULTING, INC.

INDEX

PAGE
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets – March 31, 2009
(unaudited) and December 31, 2008	3

Unaudited Condensed Statements of Operations
– For the three months ended
March 31, 2009 and 2008	4

Unaudited Condensed Statements of Cash Flows
- For the three months ended March 31, 2009 and 2008	5

Notes to the Unaudited Condensed Financial Statements	6

Item 2. Management’s Discussion and Analysis
Of Financial Conditions and Results of Operation	14

Item 3. Quantitative and Qualitative Disclosures
About Market Risk	16

Item 4T. Controls and Procedures	16

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	17

Item 1A. Risk Factors	17

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3. Defaults Upon Senior Securities	17

Item 4. Submission of Matters to a Vote of Security Holders	18

Item 5. Other Information	18

Item 6. Exhibits	18

SIGNATURES	18

EXHIBIT INDEX	19

Nasus Consulting, Inc.

Balance Sheets

	March 31,
	2009 (unaudited)	December 31, 2008

Assets

Current assets:
Cash and cash equivalents	$9,924	$33,979
Accounts Receivable	4,753	3,713

Total current assets	14,677	37,692

Equipment, net of accumulated depreciation	6,502	7,225

Total Assets	$21,179	$44,917

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable – Trade	$150	$213

Total current liabilities	150	213

Stockholders’ equity:
Common stock, par value $.001 per share, 2,000,000 shares authorized, 1,132,000 shares issued and outstanding as of March 31, 2009 and December 31, 2008	1,132	1,132
Additional paid-in capital	41,658	41,658
Retained earnings (loss)	(21,761)	1,914

Total stockholders’ equity	21,029	44,704

Total Liabilities and Stockholders’ Equity	$21,179	$44,917
See accompanying notes to financial statements.

Nasus Consulting, Inc.

Statements of Operations

	Three Months Ended March 31,
	2009	2008

Revenues:
Software Services	$92,957	$85,773

Total revenues	92,957	85,773

Operating expenses:
Selling, general and administrative	116,243	76,538

Total operating expenses	116,243	76,538

Income (loss) from operations	(23,286)	9,235

Interest income	67	-

Income (loss) before income taxes	(23,219)	9,235

Income tax provision	456	2,397

Net Income (Loss)	$(23,675)	$6,838

Earnings (loss) per share of common stock
– basic and diluted	$(.02)	$.01

Weighted average number of common shares outstanding – basic and diluted	1,132,000	1,132,000

See accompanying notes to financial statements.

Nasus Consulting, Inc.

Statements of Cash Flows

	Three Months Ended March 31,
	2009	2008

Operating activities:

Net income (loss)	$(23,675)	$6,838
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	723	722
Changes in operating assets and liabilities:
Accounts receivable	(1,040)	(752)
Accounts payable	(63)	(1,703)

Net cash provided by operating activities	(24,055)	5,105

Investing activities:

Net cash used in investing activities	-	-

Financing activities:

Net cash used in financing activities	-	-

Net increase (decrease) in cash and cash equivalents	(24,055)	5,105

Cash and cash equivalents, beginning of period	33,979	46,416

Cash and cash equivalents, end of period	$9,924	$51,521

Supplemental cash flow disclosures:
Cash paid for:
Income taxes	456	2,000

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
Concentration of Credit Risks
The Company earned substantially all of its revenue from one customer.  The customer’s financial condition was reviewed on an ongoing basis, and collateral was not required.  The Company believes a reserve for potential credit losses was not necessary as of March 31, 2009 and 2008.

2. Summary of Significant Accounting Policies (Continued)
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are customer obligations due under normal trade terms.  The Company performs continuing credit evaluations of its customers’ financial condition and generally does not require collateral.  Senior management reviews accounts receivable on a periodic basis to determine if any receivables will potentially be uncollectible.  Based on the information available to the Company, it believes an allowance for doubtful accounts was not necessary as of March 31, 2009 and 2008. There were accounts receivable outstanding of $4,753 and $3,713, respectively, at March 31, 2009 and 2008.

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

Long-Lived Assets
Long-lived assets, such as intangible assets and property and equipment are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets.  When any such impairment exists, the related assets are written down to fair value.  The Company does not believe that any of its long-lived assets are impaired at March 31, 2009 and 2008.

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

Recent Accounting Standards
In June 2006, the FASB issued FASB Interpretation ("FIN") No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions. The Company adopted the provisions of FIN 48 in the first quarter of 2007 as required. The adoption of FIN 48 did not have a material effect on the Company's financial statements.

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

3.Equipment	Equipment is stated at cost depreciated over a life of 3 to 5 years and consists of the following:

March 31,	2009	2008

Equipment	$ 14,451	$ 14,451

Less accumulated depreciation	7,949	5,058

Equipment, net	$ 6,502	$ 9,393

Depreciation expense for the three months ended March 31, 2009 and 2008 totaled $723 and $722, respectively. There was no amortization expense for the three months ended March 31, 2009 and 2008.

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

On April 30, 2007, the Company issued 20,000 shares to two directors appointed to the Board of Directors of the Company for services.

On September 30, 2007, the Company sold in a private placement to accredited investors 256,000 shares of common stock for $32,000.

On December 31, 2007, the Company sold in a private placement to accredited investors 56,000 shares of common stock for $7,000.

5. Income Taxes	The income tax provision on income from operations for the three months ended March 31, 2009 and 2008 consists of the following:

March 31,	2009	2008

Current:
Federal	$ -	$ 1,385
State	456	1,012

Income tax provision	$ 456	$ 2,397

For the year ended December 31, 2006 the Company was a Massachusetts Sub-chapter S corporation and did not have a income tax provision for that period

Deferred income taxes reflect the impact of “temporary differences” between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.  There were no deferred tax assets as of March 31, 2009 and 2008.

6. Commitments
Facilities
The Company utilizes as its corporate facilities the residence of its principal executive officer rent free.  The Company does pay the cost of dedicated telephone and internet services utilized at the facilities.  For 2009, the Company anticipates remaining in its current facilities rent free.

Employment Agreements
For the three months ended March 31, 2009 and 2008, the aggregate amount paid to the Company’s its principal officer was $75,000 and $60,000, respectively. On December 31, 2006, the Company entered into employment agreement with its principal officer providing for minimum base compensation and severance pay which expire December 31, 2009.  For 2009, the minimum amounts to be paid under the new agreement total approximately $300,000 per year.

Employee Benefit Plan
The Company established a SEP IRA plan covering its principal executive.  The Company makes contributions to the plan at the discretion of the Board of Directors based upon a percentage of the Company’s profits.  The Company made no contributions to the plan for the three months ended March 31, 2009 and 2008.

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

For the three month periods ended March 31, 2009 and 2008, the Company generated substantially all of its revenues from this customer.  Revenues from its major customer were $91,750 and $82,500, respectively, for the three months ended March 31, 2009 and 2008.

8. Related Party Transactions	The Company is provided rent free use of the residence of the Company’s officer. The Company has paid for certain utilities related to its use of space within the officer’s residence.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion contains forward-looking statements which involve risks and uncertainties.  See “Forward Looking Statements” below and “Risk Factors” in the Company’s Annual Report on Form 10-K.

Overview

We provide professional information technology (“IT”) services, including software and hardware installation, data conversion, training, and software product modifications to businesses.  On behalf of one of our customers, we have designed, developed and maintained revenue collection and accounting systems that are currently used by municipalities in Massachusetts.  Our sole employee, Russell Desjourdy, runs the operations.  We are a Nevada corporation incorporated in March 2009 and are the successor by merger to a Massachusetts corporation incorporated in August 1, 2000.

We plan to develop a line of software products and services to address the needs of cities, counties, schools and other local government entities.  The new line of software products and services would provide integrated financial and collection management solutions and services for local governments in a web-based system.

Forward-Looking Statements

In addition to the historical information contained herein, this Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to statements concerning plans, objectives, goals, strategies, prospects, revenues, liquidity and capital resources, financial needs and future performance, costs and expenditures.  Such statements may be identified or qualified, without limitation, by words such as "likely", "will", "suggests", "may", "would", "could", "should", "expects", "anticipates", "estimates", "plans", "projects", "believes", or similar expressions (and variants of such words or expressions).  Investors are cautioned that forward-looking statements are inherently uncertain.  Actual performance, achievements and results may differ materially from those expressed, projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, but not limited to, our ability to raise any additional financing to support our business strategy, our reliance on one major customer, our ability to compete with larger competitors, our dependence on the continued service of our sole employee, our ability to establish a market for our future products, if and when developed, lack of marketing experience, and the other risks and uncertainties described or discussed in the section "Risk Factors" in the Company’s Annual Report filed on the Form 10-K.  The forward-looking statements contained herein represent our judgment as of the date of this Quarterly Report on Form 10-Q, and we caution readers not to place undue reliance on such statements.

Results of Operations

Our net loss in the three months ended March 31, 2009 was $(23,675), reflecting a decrease of $30,513 or 446.2% from a net income of $6,838 in the three months ended March 31, 2008.  The increased loss resulted primarily from increased employee compensation, retirement benefits and professional fees, partially offset by increased software service revenues.

Software service revenues increased by $7,184 or 8.4% from $85,773 in the three months ended March 31, 2008 to $92,957 in the three months ended March 31, 2009.  The increased revenues resulted primarily from increased rates charged for services provided to our major customer.  We anticipate that our software service revenues will remain consistent for the remainder of 2009.

Selling, general and administrative expenses increased by $39,705 or 51.9% from $76,538 in the three months ended March 31, 2008 to $116,243 in the three months ended March 31, 2009.  The increase resulted primarily from increased compensation, retirement benefits and other professional service expenses.  If we are successfully in securing additional financing, we anticipate that selling, general and administrative expenses for the remainder of 2009 will increase based on our anticipated plan to develop a new line of web-based software products for municipalities.

The Company’s income tax provision decreased by $1,941 or 81.0% from $2,397 in the three months ended March 31, 2008 to $456 in the three months ended March 31, 2009.  This decrease resulted from decreased taxable income.

Financial Condition, Liquidity and Capital Resources

From our inception in August 2000 until December 2006, we operated as a Subchapter S corporation.  Starting in January 2007, we converted our tax status to a regular “C” corporation.  In September and December 2007, we sold 312,000 shares of common stock for $39,000 in cash.    As of March 31, 2009, we had working capital of $14,527.  Based on projected business operations, we believe that we have the necessary liquidity and capital resources to sustain planned operations for the twelve months ended March 31, 2010.  Our planned operations for 2009 include growing our existing software service business and developing our planned web-based software application for municipalities.  We intend to seek additional resources to help with our planned operations.  We may not, however, be able to raise such funding on acceptable terms, or at all.  Any funding we do raise may be dilutive to existing stockholders.  Until we secure additional financial resources, we will not be able to pursue significant development of our new software product applications.

During the remainder of 2009, we are committed to pay $225,000 as compensation to our current executive officer.  We have no other material capital expenditures planned during fiscal 2009.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2009.  Based upon that evaluation, in light of the issue(s) referenced below in Management’s Annual Report on Internal Control over Financial Reporting, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

Changes in Internal Control Over Financial Reporting

There has not been any change in the Company’s internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  The material weakness in our internal control over financial reporting described above for the year ended December 31, 2008 (absence of adequate segregation of duties) continues unremediated, due to our limited resources and employees.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On February 20, 2009, the shareholders of Nasus Consulting, Inc. (Massachusetts) and Nasus Consulting, Inc. (Nevada) held special meetings of the shareholders of the respective companies and by unanimous vote approved an agreement and plan of merger for the purpose of redomicile of the company to Nevada.

On March 10, 2009, by written consent of shareholders of 70.6% of the outstanding shares voted to increase the authorized common stock from 2,000,000 to 200,000,000 shares.

Item 5. Other Information

None.

Item 6. Exhibits

See Index to Exhibits on page E-1.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NASUS CONSULTING, INC.

Date: May 19, 2009	By: /s/ Russell R. Desjourdy____________________
Russell R. Desjourdy, President/CEO/CFO
and authorized signatory

EXHIBIT INDEX

Exhibit Number	Exhibit Description
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