Form 10-Q
period 2009-06-30
Nasus Consulting, Inc.
filed 2009-08-19
CIK 1430683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURUSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission file number 333-150135

NASUS CONSULTING, INC.
(Exact name of registrant as specified in its charter)

Nevada	04-3526451
(State or other jurisdiction of incorporation)	(I.R.S. employer identification no.)

258 Southhall Lane, Suite 420, Maitland, FL  32751
(Address of principal executive offices including zip code)

(512) 402-5822
(Registrant’s telephone number, including area code)

Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes[ ] No[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large-accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes[ ] No[X]

The number of shares outstanding of the Registrant’s common stock as of August 10, 2009 was 22,640,000.

NASUS CONSULTING, INC.

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

PART II: OTHER INFORMATION

Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements

NASUS CONSULTING, INC;
(A Development Stage Company)
BALANCE SHEETS

ASSETS	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$4,469	$33,979
Current assets from discontinued operations	-	3,713
Total current assets	4,469	37,692

Long-term assets from discontinued operations, net	-	7,225
Total long-term assets	-	7,225

TOTAL ASSETS	$4,469	$44,917

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$-	$213
Accrued liabilities	17,500	-
Notes payable – related party	50,000	-
Total current liabilities	67,500	213

Commitments and Contingencies

Stockholders’ equity (deficit):
Common stock, $0.001 par value; 200,000,000 shares authorized; 22,640,000 shares issued and outstanding	22,640	22,640
Additional paid-in capital	20,150	20,150
Stock subscription payable	4,560	-
Retained earnings (deficit)	(42,790)	1,914
Deficit accumulated during the development stage	(67,591)	-
Total stockholders’ equity (deficit)	(63,031)	44,704

TOTAL LIABILITIES AND STOCKHOLDERS’EQUITY (DEFICIT)	$4,469	$44,917

The accompanying notes are an integral part of these consolidated financial statements.

NASUS CONSULTING, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,
	2009			2008

Operating expenses:
General and administrative		$67,591		$-
Total operating expenses		67,591		-

Loss from continuing operations		(67,591)		-

Income (loss) from discontinued operations, net of tax		(19,660)		5,786

Net income (loss)		$(87,251)		$5,786

Basic and diluted earnings (loss) per share:
Loss from continuing operations	$	(-	) *	$-
Income (loss) from discontinued operations	$	(-	) *	$-	**
Net income (loss)	$	(-	) *	$-	**

Weighted average shares outstanding – basic and diluted		22,640,000		22,640,000

*   Per share loss is less than $(0.01).
** Per share earnings is less than $0.01.

The accompanying notes are an integral part of these consolidated financial statements.

NASUS CONSULTING, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the six months ended June 30,					May 27, 2009 (Inception) Through June 30, 2009
	2009			2008

Operating expenses:
General and administrative		$67,591		$-		$67,591
Total operating expenses		67,591		-		67,591

Loss from continuing operations		(67,591)		-		(67,591)

Income (loss) from discontinued operations, net of tax		(43,335)		12,624		-

Net income (loss)		$(110,926)		$12,624		$(67,591)

Basic and diluted earnings (loss) per share:
Loss from continuing operations	$	(-	) *	$-
Income (loss) from discontinued operations	$	(-	) *	$-	**
Net income (loss)	$	(-	) *	$-	**

Weighted average shares outstanding – basic and diluted		22,640,000		22,640,000

*   Per share loss is less than $(0.01).
** Per share earnings is less than $0.01.

The accompanying notes are an integral part of these consolidated financial statements.

NASUS CONSULTING, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

	Common Stock		Additional Paid in Capital	Stock Subscription Payable	Retained Earnings (Deficit)	Deficit Accumulated During Development Stage	Total Stockholders’ Equity (Deficit)
	Shares	Amount

Balances at March 31, 2009	22,640,000	$22,640	$20,150	$-	$1,914	$-	$44,704

Loss from continuing operations and inception (development stage company)						(67,591)	(67,591)
Loss from discontinued operations					(43,335)		(43,335)
Distribution to former common stockholders					(1,369)		(1,369)
Stock subscribed for services				4,560			4,560

Balances at June 30, 2009	22,640,000	$22,640	$20,150	$4,560	$(42,790)	$(67,591)	$(63,031)

The accompanying notes are an integral part of these consolidated financial statements.

NASUS CONSULTING, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,		May 27, 2009 (Inception) Through June 30, 2009
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(110,926)	$12,624	$(67,591)
Adjustments used to reconcile net loss to net cash used in operating activities:
Loss from disposition of net assets from discontinued operations	10,435	-	-
Stock subscribed for consulting services provided	4,560		4,560
Depreciation and amortization	722	1,445	-
Changes in operating assets and liabilities:
Accounts receivable	317	(4,061)	-
Other current assets	(482)	-	-
Accounts payable	(267)	198	-
Accrued liabilities	17,500	-	17,500
Net cash provided by (used in) operating activities	(78,141)	10,206	(45,531)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of notes payable to related party	50,000	-	50,000
Distribution to former common stockholders	(1,369)	-	-
Net cash provided by financing activities	48,631	-	50,000

Net increase (decrease) in cash and cash equivalents	(29,510)	10,206	4,469
Cash and cash equivalents at beginning of period	33,979	46,416	-
Cash and cash equivalents at end of period	$4,469	$56,622	$4,469

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for:
Interest	$-	$-	$-
Income taxes	$456	$2,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

NASUS CONSULTING, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Organization

Nasus Consulting, Inc. (the “Company,” “we,” “us,” or “our”) is a Nevada corporation incorporated in March 2009 and the successor by merger to a Massachusetts corporation incorporated on August 1, 2000.  Prior to May 27, 2009, we provided professional information technology (“IT”) services, including software and hardware installation, data conversion, training, and software product modifications to businesses.  On May 27, 2009 (the “Transaction Date”), our principal shareholders, Russell R. Desjourdy and Lynn Desjourdy ("Selling Shareholders"), executed an agreement (the “Stock Purchase Agreement”) to sell, transfer, and deliver 16,000,000 (post forward stock split) shares of our common stock representing approximately 71% of the total issued and outstanding shares of our common stock.  Under the terms of the Stock Purchase Agreement, each of the Selling Shareholders sold 8,000,000 (post forward stock split) shares of our common stock to two individuals (the "Purchasers") for the total sum of $212,020 that was paid by the Purchasers in cash.

Mr. Desjourdy together with all of our remaining officers and directors voluntarily resigned from their respective offices and positions effective as of the Transaction Date. Further, and in accordance with the terms and conditions of the Stock Purchase Agreement, Mr. Desjourdy voluntarily resigned from his employment with us and, together with all of our officers, directors, employees and other representatives, executed an agreement (the “General Release”) in our favor that released and discharged all claims Mr. Desjourdy may have had against us and all amounts that he may have been owed by us.  All of our assets were excluded from the Stock Purchase Agreement and were distributed to Mr. Desjourdy as compensation for the voluntary termination of his employment agreement and execution of the General Release.

Nature of Operations

Effective as of the Transaction Date, we ceased operating our IT services business, and as a result, we no longer derive any revenues from this business. See further discussion in Note 3.  Our new management is presently negotiating the potential purchase or an exclusive licensing arrangement of certain technology from Idea Fabrik SA, domiciled in Luxembourg. That technology, if purchased or licensed by us, is intended to serve as the foundation platform for the development of a range of Massively Multiplayer Online ("MMO"), virtual reality experiences for on-line internet entertainment, education and social and business interactive purposes.   In conjunction with these negotiations, we are engaged currently in conceptual product design, market analysis, detailed business plan development and identification, testing and evaluation of the additional technologies we believe will be required to develop our potential product offerings. As of the Transaction Date, we are currently a development stage company and have not recorded any revenues to date.

Basis of Presentation

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual audited financial statements, and reflect all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation in accordance with US GAAP. The results of operations for interim periods presented are not necessarily indicative of the operating results for the full year. These unaudited financial statements should be read in connection with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.  The balances as of December 31, 2008 are derived from our audited balance sheet.

Earnings (Loss) per Share

Basic earnings (loss) per share is computed based on the weighted average number of common shares outstanding during the period presented.  Diluted earnings (loss) per share is computed using the weighted-average number of common shares outstanding plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares had been issued. For all periods presented in this report, we had no outstanding potentially dilutive securities, such as stock purchase warrants, options or convertible equity or convertible debt instruments. As of June 30, 2009, we also did not have any outstanding potentially dilutive securities.  Accordingly, basic shares equal diluted shares for all periods presented.

NASUS CONSULTING, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited)

Share-based Compensation

We account for share-based compensation under FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)”). FAS 123(R) requires the recognition of equity-based payments to employees in the financial statements and is measured based on the estimated fair value of the award on the grant date. FAS 123(R) also requires the stock option or warrant compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (generally the vesting period). For all periods presented in this report, we had no share-based compensation transactions.

Recently issued accounting pronouncements

In December 2007, the FASB issued Statement No. 141 (revised), Business Combinations – a replacement of FASB Statement No. 141 (“FAS 141(R)”), which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. FAS 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141(R) is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008. FAS 141(R) was effective for the Company beginning on January 1, 2009. The adoption of this pronouncement did not have a material impact on our financial statements.

In December 2007, the FASB issued Statement No. 160, Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB 51 (“FAS 160”). FAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary and requires a new presentation on the face of the consolidated financial statements to separately report the amounts attributable to controlling and non-controlling interests.  This statement is effective prospectively, except for certain retrospective disclosure requirements, for fiscal years beginning after December 15, 2008. FAS 160 was effective for the Company beginning on January 1, 2009. The adoption of this statement did not have a material impact on our financial statements.

In May 2009, the FASB issued Statement No. 165, Subsequent Events (“FAS 165”). FAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, FAS 165 sets forth: 1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. FAS 165 does not apply to subsequent events or transactions that are within the scope of other applicable US GAAP that provide different guidance on the accounting treatment for subsequent events or transactions. FAS 165 was effective for the Company for the quarter ended June 30, 2009. The adoption of this statement did not have a material impact on our financial statements.

In June 2009, the FASB issued Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 (“FAS 166”).  The objective of FAS 166 is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. FAS 166 is effective for fiscal years beginning after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited.  FAS 166 must be applied to transfers occurring on or after the effective date.  The adoption of this statement is not expected to have a material impact on our financial statements.

In June 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46(R) (“FAS 167”). The objective of FAS 167 is to improve financial reporting by enterprises involved with variable interest entities, in particular to address:  1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FASB Statement No. 166, Accounting for Transfers of Financial Assets, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This Statement

NASUS CONSULTING, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited)

is effective for fiscal years beginning after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The adoption of this statement is not expected to have a material impact on our financial statements.

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (“FAS 168”). FAS 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. Following this Statement, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right. Accounting Standards Updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification. FAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of this statement is not expected to have a material impact on our financial statements.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with US GAAP, which contemplate our continuation as a going concern, whereby the realization of assets and liquidation of liabilities are in the ordinary course of business. We are currently in the development stage as we have not realized any revenue from our new business that commenced as of the Transaction Date.  Our ability to continue our current activities as a going concern will rely solely on our ability to secure additional funding.

As of June 30, 2009, we had an accumulated deficit and a deficit accumulated during the development stage of $42,790 and $67,591, respectively.  As of June 30, 2009, we had $4,469 in cash and, since the Transaction Date, have funded our operations through two notes payable, which totaled $50,000, from a related party, who is a member of our board of directors (“Board”).  Also, in July and August 2009, we executed additional notes payable in the aggregate amount of $125,000. See further discussion of these notes payable transactions in Note 4.  At present, we believe that we have commitments from our founders and related parties to finance our company through the conceptual design stage, which we expect to conclude in 2009 These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be different should we be unable to continue as a going concern.

Management recognizes that we must generate additional cash resources to enable us to continue operations and to develop our intended product offerings. We intend to raise additional financing through equity financings or other means that we deem necessary to bring our products to market.  However, there is no assurance that we will be successful in raising sufficient additional capital that is required to execute our product development and commercialization plans.

NASUS CONSULTING, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited)

NOTE 3 – DISCONTINUED OPERATIONS

Effective as of the Transaction Date, we ceased operating our IT services business, and as a result, we no longer derive any revenues from this business.

Operating results for the discontinued operations for the three and six months ended June 30, 2009 and 2008 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Revenue – software services	$56,630	$97,626	$149,587	$183,399
Selling, general and administrative expenses	65,855	89,939	182,098	166,477

Income (loss) from operations	(9,225)	7,687	(32,511)	16,922

Interest income	-	-	67	-
Loss on disposition of net assets	(10,435)	-	(10,435)	-

Income (loss) before income taxes	(19,660)	7,687	(42,879)	16,922

Income tax provision	-	(1,901)	(456)	(4,298)

Income (loss) from discontinued operations, net of tax	$(19,660)	$5,786	$(43,335)	$12,624

NOTE 4 – FORWARD STOCK SPLIT

On June 17, 2009, our Board unanimously approved a 20 for 1 forward split (the “Split”) of the issued and outstanding shares of our common stock to the stockholders of record as of July 1, 2009.  After the Split, the number of shares of common stock issued and outstanding was 22,640,000.  The effect of the Split has been applied retroactively to all common stock share and per share data, and related disclosures in the financial statements for all periods presented in this report.

NOTE 5 – RELATED PARTY AND DEBT OBLIGATIONS

On June 29, 2009, we executed two unsecured note payable agreements in the principal amounts of $33,000 and $17,000, respectively, with one of the directors on our Board (the “Director investor”).  These notes bear interest at the rate of 8% per annum and all principal and accrued interest are due on June 29, 2010.  These notes were the sole source of funding since the Transaction Date through June 30, 2009.

On July 8, 2009, we executed an unsecured note payable agreement in the principal amount of $25,000 with the Director investor.  This note bears interest at the rate of 8% per annum and all principal and accrued interest are due on July 8, 2010.

On August 11, 2009, we executed an unsecured note payable in the principal amount of $100,000 with a potential provider of technology for use in the development of our products.  This note bears interest at the rate of 8% per annum and all principal and accrued interest are due on August 11, 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Information May Prove Inaccurate

Some of the information presented in this Quarterly Report on Form 10-Q constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements include, but are not limited to, statements that include terms such as “may,” “will,” “intend,” “anticipate,” “estimate,” “expect,” “continue,” “believe,” “plan,” or the like, as well as all statements that are not historical facts.  Forward-looking statements are inherently subject to risks and uncertainties that could cause actual results to differ materially from current expectations.  Although we believe our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that actual results will not differ materially from expectations.

For additional factors that could affect the validity of our forward-looking statements, you should read the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and the consolidated financial statements contained therein, and the risk factors set forth in Part II, Item 1A of this quarterly report.  The forward-looking statements included in this quarterly report are subject to additional risks and uncertainties not disclosed in this quarterly report, some of which are not known or capable of being known by us.  The information contained in this quarterly report is subject to change without notice.  Readers should review future reports that we file with the SEC.  In light of these and other risks, uncertainties and assumptions, actual events or results may be very different from those expressed or implied in the forward-looking statements in this quarterly report or may not occur.  We have no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Organization

Nasus Consulting, Inc. (the “Company,” “we,” “us,” or “our”) is a Nevada corporation incorporated in March 2009 and the successor by merger to a Massachusetts corporation incorporated on August 1, 2000.  Prior to May 27, 2009, we provided professional information technology (“IT”) services, including software and hardware installation, data conversion, training, and software product modifications to businesses.  On May 27, 2009 (the “Transaction Date”), our principal shareholders, Russell R. Desjourdy and Lynn Desjourdy ("Selling Shareholders"), executed an agreement (the “Stock Purchase Agreement”) to sell, transfer, and deliver 16,000,000 (post forward stock split) shares of our common stock representing approximately 71% of the total issued and outstanding shares of our common stock.  Under the terms of the Stock Purchase Agreement, each of the Selling Shareholders sold 8,000,000 (post forward stock split) shares of our common stock to two individuals (the "Purchasers") for the total sum of $212,020 that was paid by the Purchasers in cash.

Mr. Desjourdy together with all of our remaining officers and directors voluntarily resigned from their respective offices and positions effective as of the Transaction Date. Further, and in accordance with the terms and conditions of the Stock Purchase Agreement, Mr. Desjourdy voluntarily resigned from his employment with us and, together with all of our officers, directors, employees and other representatives, executed an agreement (the “General Release”) in our favor that released and discharged all claims Mr. Desjourdy may have had against us and all amounts that he may have been owed by us.  All of our assets were excluded from the Stock Purchase Agreement and were distributed to Mr. Desjourdy as compensation for the voluntary termination of his employment agreement and execution of the General Release.

Nature of Operations

Effective as of the Transaction Date, we ceased operating our IT services business, and as a result, we no longer derive any revenues from this business. Our new management is presently negotiating the purchase or an exclusive licensing arrangement of certain technology from a Idea Fabrik SA, domiciled in Luxembourg. The technology, if purchased or licensed by us, is intended to serve as the foundation platform for the development of a range of Massively Multiplayer Online ("MMO"), virtual reality experiences for on-line internet entertainment, education, and social and business interactive purposes. In parallel, we are engaged currently in conceptual product design, market analysis, detailed business plan development and identification, and testing and evaluation of the additional technologies that we believe will be required to develop our potential product offerings. As of the Transaction Date, we are currently a development stage company and have not recorded any revenues to date.

Business Overview

As a development stage company, we intend to design, develop and bring to market an immersive 3D virtual world that will provide an online, consumer entertainment experience that combines multiplayer gaming, virtual world, and social networking elements; one that will be easy to navigate, experience, and understand – providing for an enjoyable experience for not only experienced and dedicated virtual world or gaming users, but also more social and casual internet users.

We have executive management with more than a decade of micro-cap, public company experience.  In addition we have retained a core consulting team in Austin, Texas with strong industry specific credentials.  This team is engaged in designing the detailed product development plan, conducting target market evaluations and negotiating the purchase or license of Virtual World Core- from Idea Fabrik as well as selecting the other game development technologies necessary to execute our vision.

We are taking steps to assemble an advisory board of leaders in the MMO, Virtual World, and Digital Media disciplines.  We expect this board to play a critical role in helping us develop the full vision of our product strategy and to guide our execution along the way.

Financial Condition, Liquidity and Capital Resources

Our unaudited financial statements as presented in Item 1 of this report have been prepared in conformity with US GAAP, which contemplate our continuation as a going concern, whereby the realization of assets and liquidation of liabilities are in the ordinary course of business. We are currently in the development stage as we have not realized any revenue from our new business that commenced as of the Transaction Date.  The capital required to execute our total business vision and objectives is significant, and we are currently in the exploratory stages of raising capital to fund the working capital requirements and  product development required to meet our product business objectives.  As of June 30, 2009, we had $4,469 in cash and, since the Transaction Date, have funded our operations through two notes payable, which total $50,000, from a related party, who is a member of our board of directors (“Board”).  Also, in July and August 2009, we executed additional notes payable in the aggregate amount of $125,000. See further discussion of these notes payable transactions under the heading, “Recent Financings,” included under this item.

At present we believe that we have commitments from our founders and related parties to finance our company through the conceptual design stage, which we expect to conclude in 2009. Management recognizes that we must generate additional cash resources to enable us to continue operations and to develop our intended product offerings. We intend to raise additional financing through equity financings or other means that we deem necessary in order to bring our products to market.  However, there is no assurance that we will be successful in raising sufficient additional capital that is required to execute our product development and commercialization plans.

Recent Financings

On June 29, 2009, we executed two unsecured note payable agreements in the principal amounts of $33,000 and $17,000, respectively, with one of the directors on our Board (the “Director investor”).  These notes bear interest at the rate of 8% per annum and all principal and accrued interest are due on June 29, 2010.  These notes were the sole source of funding since the Transaction Date through June 30, 2009.

On July 8, 2009, we executed an unsecured note payable agreement in the principal amount of $25,000 with the Director investor.  This note bears interest at the rate of 8% per annum and all principal and accrued interest are due on July 8, 2010.

On August 11, 2009, we executed an unsecured note payable in the principal amount of $100,000 with a potential licensor of technology for use in the development of our products.  This note bears interest at the rate of 8% per annum and all principal and accrued interest are due on August 11, 2010.

Cash and Cash Flows

Our cash and cash equivalents at June 30, 2009 were $4,469 as compared to $33,979 at December 31, 2008 and $56,622 at March 31, 2008.  For the six months ended June 30, 2009, net cash used in operations was $78,141 as compared to net cash provided by operations of $10,206 for the quarter ended June 30, 2008.  For the six months ended June 30, 2009, the primary use of cash from operations was the net loss of $110,926, which was comprised of a loss from continuing operations of $67,591 and a loss from discontinued operations, net of tax, of $43,335.  For this same period, the primary sources of cash from operations were the non-cash charge for the disposition of net assets from discontinued operation of $10,435 and an increase in accrued liabilities of $17,500.  For the six months ended June 30, 2008, the primary source of cash from operations was net income of $12,624 and the primary use of cash from operations was an increase in accounts receivable of $4,061.

We had no cash flows from investing activities for the six months ended June 30, 2009 or 2008.  For the six months ended June 30, 2009, net cash provided by financing activities was $48,631 and was comprised of notes payable of $50,000 executed with the Director investor less a distribution of cash of $1,369 to former common stockholders.  We had no cash flows from financing activities for the six months ended June 30, 2008.

Contractual Obligations

Our current obligations are notes payable which aggregate $50,000 and are due on June 29, 2010. Additionally, we have notes payable in the principal amounts of $25,000 and $100,000, which are due on July 8, 2010 and August 11, 2010, respectively.

Critical Accounting Policies

We prepare our financial statements in accordance with US GAAP.  Our significant accounting policies and estimates are disclosed in the notes to our consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, some of which are applicable only to our former business that we discontinued on the Transaction Date.  Currently, our business is in development stage, and the number of accounting transactions has been minimal, and involved only the recording of operating expenses and notes payable.

Results of Operations

Effective on the Transaction Date, we discontinued our IT services business and our reported operating results for the six months ended June 30, 2009 and 2008 reflect the operating results for this business as discontinued operations.  For the six months ended June 30, 2009, we recorded a net loss of $110,926, comprised of a loss from continuing operations of $67,591 and a loss from discontinued operations, net of tax, of $43,335.  The loss from continuing operations reflects operating expenses for the period from the Transaction Date through June 30, 2009 (approximately one month), as we reported no revenues from our current operations during this period.  For the six months ended June 30, 2008, our income from discontinued operations, net of tax, was $12,624.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information under this item.

Item 4T.  Controls and Procedures

Disclosure Controls and Procedures

We are responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive and Chief Financial Officer who is our sole certifying officer, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our Chief Executive and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2009.  Based on this evaluation, our Chief Executive and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of this date at the reasonable assurance level.  In both our Annual Report on Form 10-K for the year ended December 31, 2008 and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, we concluded that our disclosure controls and procedures were not effective due to the absence of adequate segregation of duties relating to oversight and management of our systems.  We reported this as a material weakness in both of these reports.  With the hiring of new management effective May 27, 2009, which included a new Chief Executive and Financial Officer and an experienced public company financial consultant, we believe that we have adequate segregation of duties that provide effective disclosure controls and procedures.

Internal Control over Financial Reporting

As noted above, during the quarter ended June 30, 2009, we hired new management and believe that our previously reported material weakness related to the absence of adequate segregation of duties relating to oversight and management of our systems has been remediated, primarily because we now have two experienced individuals performing the financial functions that were previously performed by one.

PART II - OTHER INFORMATION.

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

The risk factors discussed below are in addition to those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and address factors specific to our new business, which commenced on May 27, 2009.

We may be unsuccessful in obtaining the necessary financing to fund our business.

Currently we have minimal cash on hand and are funding the Company on a short-term basis with loans.  We will need additional capital to complete the conceptual design stage of our product.  If we cannot secure that capital, we will not complete the design stage or be able to secure funding for product development.

If we secure funding to complete the conceptual design stage and move to the development stage, the development cycle for our intended product is long and expensive.  If we do not secure adequate financing, we will be unable to complete the product development cycle and recover our investment.  If we are delayed in securing the necessary financing, the development timeline will extend and our market penetration strategy may suffer from price erosion, increased competition or other factors.

We may be unable to acquire and create the technologies necessary to support our concept.

Our product development plans involve a high level of execution risk.  We intend  to integrate and apply known technologies in a manner that we believe has not been attempted by other development companies, and we will be developing and acquiring new technologies that we expect to be essential in delivering our targeted product performance.  If we experience difficulty in these efforts, our entire development efforts could fail or, if we experience serious and costly delays in our development timeline, we could be forced to make serious compromises in our product performance that would have negative impact on our financial performance.

We may be unable to execute a licensing agreement with Idea Fabrik.

If we do not execute the license with Idea Fabrik, we may have to abandon our product development strategy or extend our development timeline.  In the latter case, our market penetration strategy may suffer from price erosion, increased competition or other factors and we could be forced to make serious compromises in our product performance.

Other competitors may be successful in launching their product platform before we do.

Because of the long development cycle inherent in our product, we are at risk that other competitors may launch similar or better product offerings before we are ready to go to market. There are a number of existing organizations that already appear to have the capital and other resources as well as the experience necessary to pursue the same market opportunity that we are targeting.

We may be subject to new regulatory controls on virtual economies.

As the broader social experience with virtual worlds is still in an early stage, there is risk that, with time, government regulation may emerge that limits or taxes some virtual world activities that are included in our design.  This could have the effect of reducing our target available market, increasing the costs of development and support or reducing the revenue potential of the product.

We may have incorrectly assessed our target market.

We may be wrong in our assessment of our target market, which we define as consumer entertainment experience that combines multiplayer gaming, virtual world, and social networking elements.  Our product may be viewed as an ineffective compromise by some or all of these target users.  This may result in revenues that are too low to recover our investment.

Our revenue model assumptions may be incorrect or not supportable by our target market.

The revenue model in our business plan contains certain specific assumptions about revenue sources from a variety of elements including business advertising and promotion fees, migration from free to paid subscribers, real estate management fees, object creation fees and virtual currency sales.  If we fail to secure revenue from any of these elements or if our revenue distribution is materially different than we have planned, our expected financial returns may be affected dramatically and we may be unable to recover our investment.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

On May 27, 2009, Russell R. Desjourdy and Lynn Desjourdy sold a majority of our common shares of stock and Mr. Desjourdy along with Lawney M. Tinio and Sashu Rodriguez each voluntarily resigned from our Board.  As a result of these events, our shareholders on May 27, 2009, by unanimous written consent, voted to elect Oleksandr Shalash, John Jenkins and Thomas Kellgren to serve as new members to our Board.

On May 27, 2009, Mr. Desjourdy voluntarily resigned as our Chief Executive Officer and Chief Financial Officer.  Paul Desjourdy, the brother of Russell R. Desjourdy also voluntarily resigned his position as our Secretary, which took effect on May 27, 2009.  As a result of these resignations, our shareholders on May 27, 2009, through unanimous written consent, voted to appoint John Jenkins to serve as our President, Chief Executive Officer and Chief Financial Officer and Robert Ogden to serve as our Treasurer and Secretary.

Item 5.  Other Information.

On June 17, 2009, our Board unanimously approved a 20 for 1 forward split of the Company's shares of common stock owned by shareholders of record as of July 1, 2009. The authorized common shares and par value were unchanged as a result of this action.

Item 6.  Exhibits.

The exhibits identified below are filed as part of this report:

EXHIBIT #                                DESCRIPTION

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed on April 7, 2008)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-K filed on April 8, 2009)

3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-K filed on April 8, 2009)

31.1	Certification of Chief Executive and Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 #

32.1	Certification of Chief Executive and Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code #

# Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NASUS CONSULTING, INC.

August 19, 2009	By: /s/ John Jenkins
John Jenkins
Chief Executive and Financial Officer
(Principal Executive and Financial Officer)