Form 10-Q
period 2009-09-30
Nasus Consulting, Inc.
filed 2009-11-23
CIK 1430683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURUSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
Yes[  ] No[X]

The number of shares outstanding of the Registrant’s common stock as of October 30, 2009 was 22,640,000.

NASUS CONSULTING, INC.

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

PART II: OTHER INFORMATION

Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements

NASUS CONSULTING, INC;
(A Development Stage Company)
BALANCE SHEETS

ASSETS	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$250,602	$33,979
Current assets from discontinued operations	-	3,713
Total current assets	250,602	37,692

Long-term assets from discontinued operations, net	-	7,225
Total long-term assets	-	7,225

TOTAL ASSETS	$250,602	$44,917

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$-	$213
Accrued liabilities	9,676	-
Notes payable, including accrued interest of $1,495 – related party	126,495	-
Notes payable, including accrued interest of $2,089 – related party	419,789	-
Total current liabilities	555,960	213

Commitments and Contingencies

Stockholders’ equity (deficit):
Common stock, $0.001 par value; 200,000,000 shares authorized; 22,640,000 shares issued and outstanding	22,640	22,640
Additional paid-in capital	20,150	20,150
Stock subscription payable	4,560	-
Retained earnings (deficit)	(42,790)	1,914
Deficit accumulated during the development stage	(307,918)	-
Total stockholders’ equity (deficit)	(305,358)	44,704

TOTAL LIABILITIES AND STOCKHOLDERS’EQUITY (DEFICIT)	$250,602	$44,917

The accompanying notes are an integral part of these consolidated financial statements.

NASUS CONSULTING, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,
	2009	2008

Operating expenses:
General and administrative	$238,743	$-
Total operating expenses	238,743	-

Interest expense – related parties	3,584	-

Loss from continuing operations	(242,327)	-

Loss from discontinued operations, net of tax	-	(9,627)

Net income (loss)	$(242,327)	$(9,627)

Basic and diluted earnings (loss) per share:
Loss from continuing operations	$(0.01)	$-
Income (loss) from discontinued operations	$-	$-	*
Net income (loss)	$(0.01)	$-	*

Weighted average shares outstanding – basic and diluted	22,640,000	22,640,000

*   Per share loss is less than $(0.01).

The accompanying notes are an integral part of these consolidated financial statements.

NASUS CONSULTING, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Nine Months Ended September 30,			May 27, 2009 (Inception) Through September 30, 2009
	2009	2008

Operating expenses:
General and administrative	$306,334	$-		$306,334
Total operating expenses	306,334	-		306,334

Interest expense – related parties	3,584	-		3,584

Loss from continuing operations	(309,918)	-		(309,918)

Income (loss) from discontinued operations, net of tax	(43,335)	2,997		-

Net income (loss)	$(353,253)	$2,997		$(309,918)

Basic and diluted earnings (loss) per share:
Loss from continuing operations	$(0.01)	$-
Income (loss) from discontinued operations	$-	$-	*
Net income (loss)	$(0.02)	$-	*

Weighted average shares outstanding – basic and diluted	22,640,000	22,640,000

* Per share earnings is less than $0.01.

The accompanying notes are an integral part of these consolidated financial statements.

NASUS CONSULTING, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,		May 27, 2009 (Inception) Through September 30, 2009
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(353,253)	$2,997	$(309,918)
Adjustments used to reconcile net loss to net cash used in operating activities:
Loss from disposition of net assets from discontinued operations	10,435	-	-
Services exchanged for stock subscription	4,560		4,560
Depreciation and amortization	722	2,167	-
Changes in operating assets and liabilities:
Accounts receivable	317	(5,941)	-
Other current assets	(482)	-	-
Accounts payable	(267)	(2,797)	-
Accrued interest – related parties	3,584		3,584
Accrued liabilities	9,676	-	9,676
Net cash used in operating activities	(324,708)	(3,574)	(292,098)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - related party	125,000	-	125,000
Proceeds from notes payable – related party	417,700		417,700
Distribution to former common stockholders	(1,369)	-	-
Net cash provided by financing activities	541,331	-	542,700

Net increase (decrease) in cash and cash equivalents	216,623	(3,574)	250,602
Cash and cash equivalents at beginning of period	33,979	46,416	-
Cash and cash equivalents at end of period	$250,602	$42,842	$250,602

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for:
Interest	$-	$-	$-
Income taxes	$456	$2,129	$-

The accompanying notes are an integral part of these consolidated financial statements.

NASUS CONSULTING, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Organization

Nasus Consulting, Inc. (the Company,” “we,” “us,” or “our) is a Nevada corporation incorporated in February 2009 an the successor by merger to a Massachusetts corporation incorporated on August 1, 2000.  Prior to May 27, 2009, we provided professional information technology (“IT”) services, including software and hardware installation, data conversion, training, and software product modifications to businesses.  On May 27, 2009 (the “Transaction Date”), our principal shareholders and officers, Russell R. Desjourdy and Lynn Desjourdy, together with all of our remaining officers and directors voluntarily resigned from their respective offices and positions effective as of the Transaction date.  All of our assets held as of the Transaction date were distributed to Mr. Desjourdy as compensation for the voluntary termination of his employment agreement.

Nature of Operations

Effective as of the Transaction Date, we ceased operating our IT services business, and as a result, we no longer derive any revenues from this business. See further discussion in Note 3.  Our new management is presently negotiating the potential purchase or an exclusive licensing arrangement of certain technology from Idea Fabrik SA (“Idea Fabrik”), domiciled in Luxembourg. That technology, if purchased or licensed by us, is intended to serve as the foundation platform for the development of a range of Massively Multiplayer Online ("MMO"), virtual reality experiences for on-line internet entertainment, education and social and business interactive purposes.  We are engaged currently in conceptual product design, market analysis, detailed business plan development and testing and evaluation of the some of the additional technologies we believe will be required to develop our potential product offerings.  We are using a development license we purchased in this quarter in order to create prototypical demonstration models of specific elements of our intended products.  As of the Transaction Date, we are currently a development stage company and have not recorded any revenues to date.

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

Codification of US GAAP

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued Statement No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, hereafter referred to as Accounting Standards Codification (the “Codification,” or “ASC Topic 105”).  ASC Topic 105 is the sole source of authoritative US GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative US GAAP for SEC registrants. The Codification supersedes all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification are nonauthoritative. Following the adoption of the Codification, the FASB will issue Accounting Standards Updates, which the FASB will not consider as authoritative in their own right, but which will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification. We adopted ASC Topic 105 effective with our consolidated financial statements as of September 30, 2009.  The adoption of ASC Topic 105 did not have a material impact on our consolidated financial statements.

NASUS CONSULTING, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited)

Earnings (Loss) per Share

Basic earnings (loss) per share is computed based on the weighted average number of common shares outstanding during the period presented.  Diluted earnings (loss) per share is computed using the weighted-average number of common shares outstanding plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares had been issued. For all periods presented in this report, we had no outstanding potentially dilutive securities, such as stock purchase warrants, options or convertible equity or convertible debt instruments.  Accordingly, basic shares equal diluted shares for all periods presented.

Share-based Compensation

We account for share-based compensation under FASB ASC Topic 718 Compensation – Stock Compensation (“ASC Topic 718”).  ASC Topic 718 requires the recognition of equity-based payments to employees in the financial statements and is measured based on the estimated fair value of the award on the grant date. ASC Topic 718 also requires the stock option or stock purchase warrant compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (generally the vesting period). For all periods presented in this report, we had no share-based compensation transactions.

Recently Issued Accounting Pronouncements (Not Effective as of the Date of Adoption of the FASB Codification)

The following FASB accounting standards shall remain authoritative until such time that each is integrated into the Codification:  (1) FASB Statement No. 166, Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140 (“FAS 166”) and FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R) (“FAS 167”)

In June 2009, the FASB issued FAS 166.  The objective of FAS 166 is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. FAS 166 is effective for fiscal years beginning after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited.  FAS 166 must be applied to transfers occurring on or after the effective date.  The adoption of this statement is not expected to have a material impact on our consolidated financial statements.

In June 2009, the FASB issued FAS 167.  The objective of FAS 167 is to improve financial reporting by enterprises involved with variable interest entities, in particular to address:  (1) the effects on certain provisions of FASB ASC Topic 810 (“ASC Topic 810”), as a result of the elimination of the qualifying special-purpose entity concept in FAS 166 and (2) constituent concerns about the application of certain key provisions of ASC Topic 810, including those in which the accounting and disclosures do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This Statement is effective for fiscal years beginning after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The adoption of this statement is not expected to have a material impact on our consolidated financial statements.

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

As of September 30, 2009, we had an accumulated deficit and a deficit accumulated during the development stage of $42,790 and $309,918, respectively.  As of September 30, 2009, we had $250,602 in cash and cash equivalents and, since the Transaction Date, have funded our operations through notes payable, which have totaled $542,700 through September 30, 2009.  A director of our board of directors (“Board”) has loaned us $125,000 and Idea Fabrik has loaned us $417,700.  See further discussion of these related party notes in Note 4.  At present, we believe that we have commitments from these related parties to finance our company through the conceptual design stage, which, at this time, we expect to conclude in the first quarter of 2010.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be different should we be unable to continue as a going concern.

Management recognizes that we must generate additional cash resources to enable us to continue operations and to develop our intended product offerings. We intend to raise additional financing through debt or equity financings or other means that we deem necessary to bring our products to market.  However, there is no assurance that we will be successful in raising sufficient additional capital that is required to execute our product development and commercialization plans.

NOTE 3 – DISCONTINUED OPERATIONS

Effective as of the Transaction Date, we ceased operating our IT services business, and as a result, we no longer derive any revenues from this business.

Operating results for the discontinued operations for the three and nine months ended September 30, 2009 and 2008 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Revenue – software services	$	$95,130	$149,587	$278,529
Selling, general and administrative expenses	-	108,273	182,098	274,750

Income (loss) from operations	-	(13,143)	(32,511)	3,779

Interest income	-	323	67	323
Loss on disposition of net assets	-	-	(10,435)	-

Income (loss) before income taxes	-	(12,820)	(42,879)	4,102

Income tax benefit (provision)	-	3,193	(456)	(1,105)

Income (loss) from discontinued operations, net of tax	$-	$(9,627)	$(43,335)	$2,997

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

NOTE 5 – RELATED PARTY DEBT OBLIGATIONS

On June 29, 2009, we executed two unsecured note payable agreements in the principal amounts of $33,000 and $17,000, respectively, with one of the directors on our Board (the “Director Investor”).  These notes bear interest at the rate of 8% per annum and all principal and accrued interest are due on June 29, 2010.

On July 8, 2009, we executed an unsecured note payable in the principal amount of $25,000 with the Director Investor.  This note bears interest at the rate of 8% per annum and all principal and accrued interest are due on July 8, 2010.

On August 11, 2009, we executed an unsecured note payable in the principal amount of $100,000 with Idea Fabrik.  This note bears interest at the rate of 8% per annum and all principal and accrued interest are due on August 11, 2010.

On August 25, 2009, we executed an unsecured note payable in the principal amount of $100,000 with Idea Fabrik.  This note bears interest at the rate of 8% per annum and all principal and accrued interest are due on August 25, 2010.

On September 28, 2009, we executed an unsecured note payable in the principal amount of $200,000 with Idea Fabrik.  This note bears interest at the rate of 8% per annum and all principal and accrued interest are due on September 28, 2010.

On September 30, 2009, we executed an unsecured note payable in the principal amount of $50,000 with the Director Investor.  This note bears interest at the rate of 8% per annum and all principal and accrued interest are due on September 30, 2010.

On September 30, 2009, we executed an unsecured note payable in the principal amount of $17,700 with Idea Fabrik.  This note bears interest at the rate of 8% per annum and all principal and accrued interest are due on September 30, 2010.

A detail of the related party notes payable at September 30, 2009 is as follows:

Note Holder	Principal plus Accrued Interest	Due Date

Director investor	$33,675	June 29, 2010
Director investor	17,348	June 29, 2010
Director investor	25,472	July 8, 2010
Director investor	50,000	September 30, 2010
	126,495

Idea Fabrik	101,133	August 11, 2010
Idea Fabrik	100,822	August 25, 2010
Idea Fabrik	200,134	September 28, 2010
Idea Fabrik	17,700	September 30, 2010
	419,789
	$546,284

NASUS CONSULTING, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited)

NOTE 6 – SUBSEQUENT EVENT

On October 5, 2009, we entered into a consulting agreement (the “Consulting Agreement”) to assist us with external communications and investor relations.  Under the terms of the Consulting Agreement, we are obligated to pay a fixed monthly fee equal to $35,000.  The initial term ("Initial Term") of the Consulting Agreement is for six months and shall automatically renew for consecutive six month periods ("Renewal Period") unless terminated by us no later than ten days prior to the expiration of the Initial Term or any subsequent Renewal Period.  We may also terminate the Consulting Agreement at any time upon 30 days written notice.

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

Organization

Nasus Consulting, Inc. (the “Company,” “we,” “us,” or “our”) is a Nevada corporation incorporated in February 2009 and the successor by merger to a Massachusetts corporation incorporated on August 1, 2000.  Prior to May 27, 2009, we provided professional information technology (“IT”) services, including software and hardware installation, data conversion, training, and software product modifications to businesses.  On May 27, 2009 (the “Transaction Date”), our principal shareholders, Russell R. Desjourdy and Lynn Desjourdy ("Selling Shareholders"), executed an agreement (the “Stock Purchase Agreement”) to sell, transfer, and deliver 16,000,000 (post forward stock split) shares of our common stock representing approximately 71% of the total issued and outstanding shares of our common stock.  Under the terms of the Stock Purchase Agreement, each of the Selling Shareholders sold 8,000,000 (post forward stock split) shares of our common stock to two individuals (the "Purchasers") for the total sum of $212,020 that was paid by the Purchasers in cash.

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

Nature of Operations

Effective as of the Transaction Date, we ceased operating our IT services business, and as a result, we no longer derive any revenues from this business. Our new management is presently negotiating the purchase or an exclusive licensing arrangement of certain technology from Idea Fabrik. The technology, if purchased or licensed by us, is intended to serve as the foundation platform for the development of a range of Massively Multiplayer Online ("MMO"), virtual reality experiences for on-line internet entertainment, education, and social and business interactive purposes. We are engaged currently in conceptual product design, market analysis, detailed business plan development and testing and evaluation of the some of the additional technologies we believe will be required to develop our potential product offerings.  We are using a development license we purchased in this quarter in order to create prototypical demonstration models of specific elements of our intended products.  As of the Transaction Date, we are currently a development stage company and have not recorded any revenues to date.

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

We have executive management with more than a decade of micro-cap, public company experience.  In addition we have retained a core consulting team in Austin, Texas with strong industry specific credentials.  This team is engaged in designing the detailed product development plan, conducting target market evaluations and negotiating the purchase or license of Virtual World Core from Idea Fabrik and leading the development and production of our prototype demonstration models.

We are continuing to take steps to assemble an advisory board of leaders in the MMO, Virtual World, and Digital Media disciplines.  We expect this board to play a critical role in helping us develop the full vision of our product strategy and to guide our execution along the way.

Financial Condition, Liquidity and Capital Resources

Our unaudited financial statements as presented in Item 1 of this report have been prepared in conformity with US GAAP, which contemplate our continuation as a going concern, whereby the realization of assets and liquidation of liabilities are in the ordinary course of business. We are currently in the development stage as we have not realized any revenue from our new business that commenced as of the Transaction Date.  The capital required to execute our total business vision and objectives is significant, and we are currently in the exploratory stages of raising capital to fund the working capital requirements and product development required to meet our product business objectives.  As of September 30, 2009, we had $250,602 in cash and, since the Transaction Date, have funded our operations through short-term notes payable. See further discussion of these notes payable transactions under the heading, “Recent Financings,” included under this item.

At present we believe that we have commitments from our founders and related parties to finance our company through the conceptual design stage, which, at this time, we expect to conclude in the first quarter of 2010. Management recognizes that we must generate additional cash resources to enable us to continue operations and to develop our intended product offerings. We intend to raise additional financing through debt or equity financings or other means that we deem necessary in order to bring our products to market.  However, there is no assurance that we will be successful in raising sufficient additional capital that is required to execute our product development and commercialization plans.

Recent Financings

On June 29, 2009, we executed two unsecured note payable agreements in the principal amounts of $33,000 and $17,000, respectively, with one of the directors on our Board (the “Director Investor”).  These notes bear interest at the rate of 8% per annum and all principal and accrued interest are due on June 29, 2010.

On July 8, 2009, we executed an unsecured note payable in the principal amount of $25,000 with the Director Investor.  This note bears interest at the rate of 8% per annum and all principal and accrued interest are due on July 8, 2010.

On August 11, 2009, we executed an unsecured note payable in the principal amount of $100,000 with Idea Fabrik.  This note bears interest at the rate of 8% per annum and all principal and accrued interest are due on August 11, 2010.

On August 25, 2009, we executed an unsecured note payable in the principal amount of $100,000 with Idea Fabrik.  This note bears interest at the rate of 8% per annum and all principal and accrued interest are due on August 25, 2010.

On September 28, 2009, we executed an unsecured note payable in the principal amount of $200,000 with Idea Fabrik.  This note bears interest at the rate of 8% per annum and all principal and accrued interest are due on September 28, 2010.

On September 30, 2009, we executed an unsecured note payable in the principal amount of $50,000 with the Director Investor.  This note bears interest at the rate of 8% per annum and all principal and accrued interest are due on September 30, 2010.

On September 30, 2009, we executed an unsecured note payable in the principal amount of $17,700 with Idea Fabrik.  This note bears interest at the rate of 8% per annum and all principal and accrued interest are due on September 30, 2010.

Cash and Cash Flows

Our cash and cash equivalents at September 30, 2009 were $250,602 as compared to $42,842 at September 30, 2008.  For the nine months ended September 30, 2009, net cash used in operations was $324,708 as compared to net cash used in operations of $3,574 for the nine months ended September 30, 2008.  For the nine months ended September 30, 2009, the primary use of cash from operations was the net loss of $353,253, which was comprised of a loss from continuing operations of $309,918 and a loss from discontinued operations, net of tax, of $43,335.  For this same period, the primary sources of cash from operations were the non-cash charge for the disposition of net assets from discontinued operation of $10,435 and an increase in accrued interest and accrued liabilities of $13,260.  For the nine months ended September 30, 2008, the primary source of cash from operations was net income of $2,997 and the primary use of cash from operations was an increase in accounts receivable of $5,941.

We had no cash flows from investing activities for the nine months ended September 30, 2009 or 2008.  For the nine months ended September 30, 2009, net cash provided by financing activities was $541,331 and was comprised of cash proceeds from notes payable of $542,700 less a distribution of cash of $1,369 to former common stockholders.  We had no cash flows from financing activities for the nine months ended September 30, 2008.

Contractual Obligations

Our current obligations are notes payable with related parties that bear interest at 8%, compounded quarterly.  All notes are due on or before September 30, 2010 and are listed below:

Note Holder	Principal plus Accrued Interest	Due Date

Director investor	$33,675	June 29, 2010
Director investor	17,348	June 29, 2010
Director investor	25,472	July 8, 2010
Director investor	50,000	September 30, 2010
	126,495

Idea Fabrik	101,133	August 11, 2010
Idea Fabrik	100,822	August 25, 2010
Idea Fabrik	200,134	September 28, 2010
Idea Fabrik	17,700	September 30, 2010
	419,789
	$546,284

Critical Accounting Policies

We prepare our financial statements in accordance with US GAAP.  Our significant accounting policies and estimates are disclosed in the notes to our consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, some of which are applicable only to our former business that we discontinued on the Transaction Date.  Currently, our business is in development stage, and the number of accounting transactions has been minimal, and involved primarily the recording of operating expenses and interest bearing notes payable.

Results of Operations

Effective on the Transaction Date, we discontinued our IT services business and our reported operating results for the nine months ended September 30, 2009 and 2008 and three months ended September 30, 2008 reflect the operating results for this business as discontinued operations.

For the nine months ended September 30, 2009, we recorded a net loss of $353,253, comprised of a loss from continuing operations of $309,918 and a loss from discontinued operations, net of tax, of $43,335.  The loss from continuing operations reflects operating expenses for the period from the Transaction Date through September 30, 2009 (approximately four months), as we have reported no revenues from our current operations since inception.  For the nine months ended September 30, 2009, our loss from continuing operations was comprised of general and administrative expenses primarily related to consulting services and software development.  For the nine months ended September 30, 2008, our net income was comprised of income from discontinued operations, net of tax, of $2,997.

For the three months ended September 30, 2009, our net loss was $242,327 and was comprised of general and administrative expenses from our current business operations, primarily related to consulting services and software development.  For the three months ended September 30, 2008, our net loss was comprised of a loss from discontinued operations, net of tax, of $9,627.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information under this item.

Item 4T.  Controls and Procedures

Disclosure Controls and Procedures

We are responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive and Financial Officer (the “Certifying Officer”) to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our Certifying Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act as of September 30, 2009.  Based on this evaluation, our Certifying Officer concluded that our disclosure controls and procedures were effective as of this date at the reasonable assurance level.

Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2009 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Currently we have cash on hand and are funding the Company on a short-term basis with loans.  We will need additional capital to complete the conceptual design stage of our product.  If we cannot secure that capital, we will not complete the design stage or be able to secure funding for product development.

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

None.

Item 5.  Other Information.

None.

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

NASUS CONSULTING, INC.

November 23, 2009	By: /s/ John Jenkins
John Jenkins
Chief Executive and Financial Officer
(Principal Executive and Financial Officer)