Form 10-K
period 2009-12-31
Nasus Consulting, Inc.
filed 2010-04-16
CIK 1430683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-150135

Nasus Consulting, Inc.
(Exact Name of Registrant as Specified in its Charter)

Nevada	04-3526451
(State or other jurisdiction of incorporation)	(I.R.S. employer identification no.)

258 Southhall Lane, Suite 420, Maitland, FL  32751
(Address of principal executive offices, including zip code)

(512) 402-5822
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act

NONE

Securities registered under Section 12(g) of the Act

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [ ]   No [X].

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [  ]   No[X]

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes[ ] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X}

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]  No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $-0-

The number of shares outstanding of the Registrant’s common stock as of April 9, 2010 was 22,640,000.

PART I

ITEM 1.  BUSINESS.

FORWARD LOOKING STATEMENTS

The following discussion contains forward-looking statements regarding us, our business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation: our ability to successfully develop new products and services for new markets; the impact of competition on our revenues, changes in law or regulatory requirements that adversely affect or preclude clients from using us for certain applications; delays our introduction of new products or services; and our failure to keep pace with our competitors.

When used in this discussion, words such as "believes," "anticipates," "expects,” "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

Except as the context otherwise requires, the terms "Company," "we," "our,” "us" or “Nasus,” means Nasus Consulting, Inc.

Background and Current Operations

Nasus Consulting, Inc. was incorporated in the Commonwealth of Massachusetts on August 1, 2000.  On March 5, 2009, we completed a statutory merger (solely for the purpose of redomicile) with a Nevada corporation by the same name.  On March 12, 2009, we amended our Articles of Incorporation to increase our authorized common shares to 200,000,000.  From inception until May 27, 2009, we provided professional information technology (“IT”) services, including software and hardware installation, data conversion, training, and software product modifications to businesses.  On May 27, 2009 (the “Transaction Date”), our principal shareholders and officers, Russell R. Desjourdy and Lynn Desjourdy, together with all of our remaining officers and directors voluntarily resigned from their respective offices and positions effective as of the Transaction Date.  All of our assets held as of the Transaction Date were distributed to Mr. Desjourdy as compensation for the voluntary termination of his employment agreement.

Effective as of the Transaction Date, we ceased operating our IT services business, and as a result, we no longer derive any revenues from this business.  From the Transaction Date throughout the balance of 2009, our current management has been engaged in negotiating the potential purchase or an exclusive licensing arrangement of certain technology from Idea Fabrik SA (“Idea Fabrik”), domiciled in Luxembourg. We have not concluded that transaction. That technology, if purchased or licensed by us, is intended to serve as the foundation platform for the development of a range of Massively Multiplayer Online ("MMO"), virtual reality experiences for on-line internet entertainment, education and social and business interactive purposes If we do not execute the license with Idea Fabrik, we may have to abandon our product development strategy or extend our development timeline. We are also engaged in conceptual product design, market analysis, detailed business plan development and testing and evaluation of some of the additional technologies we believe will be required to develop our potential product offerings.  We have been using a development license we purchased in the second half of 2009 in order to create prototypical demonstration models of specific elements of our intended products.  The term of that development license expired and we currently do not expect to be able to secure extension or renewal.  Recently, we have had to reduce significantly the level of activity in all these areas due to capital constraints.  As and from the Transaction Date, we are currently a development stage company and have not recorded any revenues to date.

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

We have and are continuing to take steps to assemble an advisory board of leaders in the MMO, Virtual World, and Digital Media disciplines.  We expect this board to play a critical role in helping us develop the full vision of our product strategy and to guide our execution along the way.

Employees

We currently do not have any employees and utilize outside consultants for our executive management, finance, administration, software development and strategic planning functions.

Competition

According to new research by analyst group DFC Intelligence, over the next five years the online game market is expected to exhibit explosive growth and become a $13 billion dollar industry, with digital distribution and virtual item sales expected to account for 40% of those sales.

Our target, the MMO segment of that market, continues to grow in popularity as seen with the success of the games such as World of Warcraft®, with estimated subscribers of more than 11.5 million as of 2008, and Second Life®, a virtual world developed for the Internet reported to have more than 16 million registered users.

The gaming industry includes such large well know entities such as Activision (ATVI) with $2.89B LFY revenue and Electronic Arts (ERTS) with $4.21B LFY revenue.  We view our primary direct competition as much smaller, single focus offerings such as Second Life, Twinity, Kaneva and Eve On-Line.  Of these, Second Life is the most consistently successful and the others are smaller, earlier stage offerings.

ITEM 1A.  RISK FACTORS.

We may be unsuccessful in obtaining the necessary financing to fund our business.

Currently we have limited cash on hand and are funding the Company on a short-term basis with loans with related parties, principally Idea Fabrik, who has provided $676,000 in loans from inception to date.  We will need additional capital to complete the conceptual design stage of our product.  If we cannot secure that capital, we will not complete the design stage or be able to secure funding for product development.

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

We may be unable to execute a purchase or licensing agreement with Idea Fabrik.

If we do not execute a purchase or license agreement with Idea Fabrik, we may have to abandon our product development strategy or extend our development timeline.  In the latter case, our market penetration strategy may suffer from price erosion, increased competition or other factors and we could be forced to make serious compromises in our product performance.

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

Dependence of key personnel.

We are dependent on our ability to retain and motivate our existing management and consulting personnel.  The loss of their services could have a material adverse effect on our operations and future business prospects.

Our securities are listed on the Over-the-Counter Bulletin Board (“OTCBB”) and to date have not traded, which may not provide liquidity for our investors.

Our securities are listed on the OTCBB, which is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASDAQ Stock Market or other national or regional exchanges.  Securities traded on the OTCBB  are usually thinly traded, highly volatile, have fewer market makers and are not followed by analysts.  The Securities and Exchange Commission's order handling rules, which apply to NASDAQ-listed securities, do not apply to securities quoted on the OTCBB.  We are dependent on professional market makers to facilitate trading of our securities on the OTCBB .  If market makers do not register to trade our securities there, stockholders may not have a public market for the purchase and sale of our securities.  Therefore, prices for securities traded solely on the OTCBB may be difficult to obtain and holders of our securities may be unable to resell their securities at or near their original acquisition price, or at any price.

We may sell additional shares in the future, which could cause existing stockholders significant dilution.

We currently have 200,000,000 shares of common stock authorized.  Accordingly, we have substantial amounts of authorized but unissued capital stock.  Our Articles of Incorporation and applicable provisions of Nevada law provide that we may issue authorized capital stock at the approval of our Board of Directors, and no stockholder vote or other form of stockholder approval is required for us to issue such capital stock.  Consequently, we could issue shares of our common stock in connection with future financings or acquisitions or in conjunction with equity compensation arrangements that could significantly dilute existing stockholders.

Compliance with new requirements under Section 404 of the Sarbanes-Oxley Act of 2002 may increase our costs and has indicated a material weakness in our internal controls.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in this annual report our assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year ended December 31, 2009.  Furthermore, beginning with our year ended December 31, 2010 our independent registered public accounting firm will be required to attest to whether it believes we have maintained, in all material respects, effective internal control over financial reporting.  We have and expect to continue to incur additional expenses and diversion of management’s time as a result of performing the system and process evaluation, testing and remediation required in order to comply with the management certification and auditor attestation requirements.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

As a smaller reporting company, we are not required to disclose the information under this item.

ITEM 2.  PROPERTIES.

We currently do not occupy, own or rent any corporate office space.  Our corporate address is 258 Southhall Lane, Suite 420, Maitland, FL  32751, which is the corporate address for the firm – Snyderburn, Rishoi & Swann, whom we engage for our corporate legal services.

ITEM 3.  LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings nor is our property the subject of any material legal proceeding.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is currently listed on the OTC Bulletin Board maintained by the Financial Industry Regulatory Authority under the symbol NSUS.  Our common stock has not traded since inception and the sale, bid and ask prices have been $0.00 per share.

On April 9, 2010, the closing price of our common stock on the OTC Bulletin Board was $0.00 per share.

Number of Shareholders of Record and Dividends

On April 9, 2010, the number of shareholders of record of the Company's issued and outstanding common stock was nine.  This number was derived from our stockholder records.

Holders of common stock are entitled to receive such dividends as may be declared by our Board of Directors. No dividends on the common stock were paid by us during the periods reported herein nor do we anticipate paying dividends in the foreseeable future.

The Securities Enforcement and Penny Stock Reform Act of 1990

The Securities Enforcement and Penny Stock Reform Act of 1990 require additional disclosure and documentation related to the market for penny stock and for trades in any stock defined as a penny stock. Unless we can acquire substantial assets and trade at over $5.00 per share on the bid, it is more likely than not that our securities, for some period of time, would be defined under that Act as a "penny stock." As a result, those who trade in our securities may be required to provide additional information related to their fitness to trade our shares. These requirements present a substantial burden on any person or brokerage firm who plans to trade our securities and would thereby make it unlikely that any liquid trading market would ever result in our securities while the provisions of this Act might be applicable to those securities.

Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the Commission, which:

•	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
•
contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of the Securities Act of 1934, as amended;

•	contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the bid and ask price;
•	contains a toll-free telephone number for inquiries on disciplinary actions;
•	defines significant terms in the disclosure document or in the conduct of trading penny stocks; and
•	contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation;

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

•	the bid and offer quotations for the penny stock;
•	the compensation of the broker-dealer and its salesperson in the transaction;
•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
•	monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling their securities.

Recent Sales of Unregistered Securities

On April 30, 2007, we executed a 400 to 1 forward stock split that resulted in the outstanding shares of our common stock being increased from 2,000 shares to 800,000 shares.

On April 30, 2007, we issued 20,000 shares each to Directors Tinio and Rodriguez for their service on the Board of Directors.  These shares were issued in reliance on the exemption under Section 4(2) of the Act.

In September and December 2007, we completed a Regulation D Rule 506 offering in which we sold 312,000 shares of common stock to 28 investors, at a price per share of $0.125 per share for an aggregate offering price of $39,000.  The shares were issued pursuant to an exemption from registration provided by Rule 506 of Regulation D of the Securities Act of 1933.

ITEM 6.  SELECTED FINANCIAL DATA.

As a smaller reporting company, we are not required to provide this information.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Background and Current Operations

We were incorporated in the Commonwealth of Massachusetts on August 1, 2000.  On March 5, 2009, we completed a statutory merger (solely for the purpose of redomicile) with a Nevada corporation by the same name.  On March 12, 2009, we amended our Articles of Incorporation to increase our authorized common shares to 200,000,000.  From inception until May 27, 2009, we provided professional information technology (“IT”) services, including software and hardware installation, data conversion, training, and software product modifications to businesses.  On May 27, 2009 (the “Transaction Date”), our principal shareholders and officers, Russell R. Desjourdy and Lynn Desjourdy, together with all of our remaining officers and directors voluntarily resigned from their respective offices and positions effective as of the Transaction Date.  All of our assets held as of the Transaction Date were distributed to Mr. Desjourdy as compensation for the voluntary termination of his employment agreement.

Effective as of the Transaction Date, we ceased operating our IT services business, and as a result, we no longer derive any revenues from this business.  From the Transaction Date throughout the balance of 2009 our current management has been engaged in negotiating the potential purchase or an exclusive licensing arrangement of certain technology from Idea Fabrik SA (“Idea Fabrik”), domiciled in Luxembourg. We have, not concluded that transaction. That technology, if purchased or licensed by us, is intended to serve as the foundation platform for the development of a range of Massively Multiplayer Online ("MMO"), virtual reality experiences for on-line internet entertainment, education and social and business interactive purposes.  If we do not execute a license or purchase the technology from Idea Fabrik, we may have to abandon our product development strategy or extend our development timeline. We are also engaged in conceptual product design, market analysis, detailed business plan development and testing and evaluation of some of the additional technologies we believe will be required to develop our potential product offerings.  We have been using a development license we purchased in the second half of 2009 in order to create prototypical demonstration models of specific elements of our intended products.  The term of that development license expired and we currently do not expect to be able to secure extension or renewal.  Recently, we have had to reduce significantly the level of activity in all these areas due to capital constraints.  As and from the Transaction Date, we are currently a development stage company and have not recorded any revenues to date.
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

Results of Operations – For the Year Ended December 31, 2009 as Compared to the Year Ended December 31, 2008

Effective on the Transaction Date, we discontinued our IT services business and our reported operating results for 2009 and 2008 reflect the operating results for this business as discontinued operations.

For 2009, we recorded a net loss of $719,584, comprised of a loss from continuing operations of $706,961 and a loss from discontinued operations, net of tax, of $12,623.  The loss from continuing operations primarily reflects operating expenses for the period from the Transaction Date through December 31, 2009 (approximately seven months), as we have reported no revenues from our current operations since inception as a development stage company.  For 2009, our loss from continuing operations was comprised of general and administrative expenses primarily related to consulting services and software development.  For 2008, our net loss was comprised of loss from discontinued operations, net of tax, of $9,823.

Liquidity and Capital Resources

Our consolidated financial statements as presented in Item 15 of this report have been prepared in conformity with US GAAP, which contemplate our continuation as a going concern. However, the report of our independent registered public accounting firm on our consolidated financial statements, as of and for the year ended December 31, 2009, contains an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. The “going concern” qualification results from, among other things, our development-stage status, the lack of any revenue recognized since inception and our net losses from inception as a development stage company, which total approximately $676,000, and the outstanding and currently anticipated contractual commitments under notes payable arrangements with related parties.  Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary if we were unable to continue as a going concern.

As of December 31, 2009, we had $99,174 in cash and, since the Transaction Date, have funded our operations exclusively through short-term notes payable with related parties. The capital required to execute our total business vision and objectives is significant.  During the second half of 2009 and continuing into 2010 we were engaged in efforts to raise capital to fund the working capital requirements and product development necessary to meet our product business objectives. At present, we have been unsuccessful in raising capital in sufficient amounts to meet those objectives.  We recently have had to reduce significantly our development activities in order to conserve cash.  At this time, there is no assurance that we will be successful in raising the sufficient additional capital that is required to execute our product development and commercialization plans.

Note payable agreements

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

On September 30, 2009, we executed an unsecured note payable in the principal amount of $17,700 with Idea Fabrik.  This note bears interest at the rate of eight percent (8%) per annum and all principal and accrued interest are due on September 30, 2010.

On October 2, 2009, we executed an unsecured note payable in the principal amount of $8,000 with Idea Fabrik.  This note bears interest at the rate of 8% per annum and all principal and accrued interest are due on October 2, 2010.

On November 30, 2009, we executed an unsecured note payable in the principal amount of $100,000 with Idea Fabrik.  This note bears interest at the rate of 8% per annum and all principal and accrued interest are due on November 30, 2010.

On December 24, 2009, we executed an unsecured note payable in the principal amount of $100,000 with Idea Fabrik.  This note bears interest at the rate of 8% per annum and all principal and accrued interest are due on December 24, 2010.

In February 2010, we executed an unsecured note payable in the principal amount of $50,000 with Idea Fabrik.  This note bears interest at the rate of 8% per annum and all principal and accrued interest are due in February 2011.

Cash and Cash Flows

Our cash and cash equivalents at December 31, 2009 were $99,174 as compared to $33,979 at December 31, 2008.  For the year ended December 31, 2009, net cash used in operations was $684,136 as compared to net cash used in operations of $12,437 for the year ended December 31, 2008.  For the year ended December 31, 2009, the primary use of cash from operations was the net loss of $719,584, which was comprised of a loss from continuing operations of $706,961 and a loss from discontinued operations, net of tax, of $12,623.  For this same year, the primary sources of cash from operations were increases in accrued liabilities and accrued interest, which, in the aggregate, were $30,163.  For the year ended December 31, 2008, the primary use of cash from operations was the net loss of $9,823.

We had no cash flows from investing activities for years ended December 31, 2009 or 2008.  For the year ended December 31, 2009, net cash provided by financing activities was $749,331 and was comprised of cash proceeds from notes payable of $750,700 less a distribution of cash of $1,369 to former common stockholders.  We had no cash flows from financing activities for the year ended December 31, 2008.

Contractual Obligations

Our current obligations are notes payable with related parties that bear interest at 8%, compounded quarterly.  All notes are due on or before December 31, 2010 and are listed below:

Note Holder	Principal plus Accrued Interest	Due Date

Director investor	$34,363	June 29, 2010
Director investor	17,702	June 29, 2010
Director investor	25,994	July 8, 2010
Director investor	51,022	September 30, 2010
	129,081

Idea Fabrik	103,201	August 11, 2010
Idea Fabrik	102,884	August 25, 2010
Idea Fabrik	204,225	September 28, 2010
Idea Fabrik	18,062	September 30, 2010
Idea Fabrik	8,160	October 2, 2010
Idea Fabrik	100,689	November 30, 2010
Idea Fabrik	100,044	December 24, 2010
	637,265
	$766,346

Critical Accounting Policies

We prepare our financial statements in accordance with US GAAP.  Our significant accounting policies and estimates are disclosed in the notes to our consolidated financial statements contained in this report.  Currently, our business is in development stage, and the number of accounting transactions has been minimal, and involved primarily the recording of operating expenses and interest bearing notes payable.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to provide the information under this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements are included as a separate section of this report beginning on page F-1 immediately following the signature page to this report.

As a smaller reporting company, we are not required to provide the “Supplementary Data” financial information under this item.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURES.

On August 3, 2009, the Board of Directors of the Registrant was notified that Moore & Associates Chartered (“Moore”), its Certifying Accountants, had resigned because of its decision to no longer be engaged in auditing or reviewing public company financial statements. On August 6, 2009, the Board of Directors of the Registrant engaged Seale and Beers, CPAs (“Seale and Beers”) as its Certifying Accountants.  As of that date, Seal and Beers formally accepted us as a client for our financial statements for the quarterly period ended June 30, 2009.  Moore rendered an opinion on our financial statements for the year ended December 31, 2008.

There were no disagreements between us and Moore within the last two years and through August 3, 2009, with respect to our accounting principles or practices, financial statement disclosure or audit scope or procedure, which, if not resolved to the former Certifying Accountant's satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their report.  The report of Moore on the Company's financial statements for the year ended December 31, 2008 did not contain an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles.  During the registrant's two most recent fiscal years and the subsequent interim periods thereto, there were no disagreements with Moore whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Moore's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the Registrant's financial statements.

On September 1, 2009 the SEC notified us that on August 27, 2009, the Public Company Accounting Oversight Board ("PCAOB") revoked the registration of Moore because of violations of PCAOB rules and auditing standards in auditing the financial statements, PCAOB rules and quality controls standards, and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and Moore’s noncooperation with a Board investigation.  Further, the SEC informed us that if Moore audited a year that we are required to include in our filings then we are required to engage a firm that is registered with the PCAOB to re-audit that year.  Accordingly, our financial statements as of and for the year ended December 31, 2008 as contained in this report, have been audited by Seal and Beers.

During the two most recent fiscal years and through August 6, 2009, Seal and Beers CPAs has not been engaged as either the principal accountant to audit our financial statements, nor as an independent accountant to audit any significant subsidiary and has not been consulted regarding:

(i)
the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements, and no written reports were provided to us or oral advice was provided that Seal and Beers CPAs concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; nor

(ii)
any matter that was either the subject of a disagreement (as defined in paragraph 304(a)(1)(iv) and the related instructions to this item) or a reportable event (as described in paragraph 304(a)(1)(iv)).

ITEM 9A(T).  CONTROLS AND PROCEDURES.

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

Our Certifying Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2009.  Based on this evaluation, our Certifying Officer concluded that our disclosure controls and procedures were effective as of this date.

Internal Control over Financial Reporting

Management of the Company, including our Certifying Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. The Company’s internal controls were designed to provide reasonable assurance as to the reliability of its financial reporting and the preparation and presentation of the consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Management has used the framework set forth in the report entitled Internal Control — Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of March 31, 2010.

Our management, including our Certifying Officer, believes that our internal controls over financial reporting are designed and operated to be effective at the reasonable assurance level. However, our management does not expect that our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

There was no change in our internal control over financial reporting during the quarter ended December 31, 2009 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the names and ages of each of our directors and executive officers as of April 9, 2010:

Name	Age	Positions and Offices to be held
Oleksandr Shalash	40	Chairman
John Jenkins	60	Chief Executive and Chief Financial Officer and Director
Thomas Kellgren	57	Director
Robert Ogden	49	Treasurer and Secretary

Each member of our Board of Directors shall serve until the next annual meeting of our shareholders unless removed prior to that time or unless a member should voluntarily resign or be unable to serve due to death or disability.  Thereafter, it is expected that directors will be elected for one-year terms at our annual stockholders’ meeting.  Officers will hold their positions at the discretion of our board of directors, absent any employment agreement, of which none currently exists or is contemplated.  Except for the plan described herein, there is no arrangement or understanding between any of our directors or officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current directors to our board.  There are also no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of our affairs.

Information concerning our directors and our executive officers is set forth below:

Oleksandr Shalash was elected the Chairman of our Board of Directors on May 27, 2009.  Mr. Shalash is a partner with Bellevue Management, a Swiss asset management company, where he is responsible for emerging market investments.  From 2007 to 2009, he served as the Managing Director and Senior Advisor for the emerging market equities division of Bank Julius Baer, which is headquartered in Zurich, Switzerland.  Between 1998 and 2009, Mr. Shalash held a number of positions with the asset management and equity research departments at large financial institutions located in London and Zurich, Switzerland, including Lehman Brothers International Holdings, SwissCanto and Bank Julius Baer.

John Jenkins was elected as a Director and was subsequently appointed Chief Executive Officer and Chief Financial Officer on May 27, 2009.  Mr. Jenkins is a principal with Princeton Partners, LLC, an organization that provides corporate governance and consulting services to private and public companies.  From 2001 to 2007, Mr. Jenkins was the Chairman and Chief Executive Officer for SAN Holdings (OTC-BB SANZ), a data storage solutions provider.

Thomas Kellgren was appointed as a Director on May 27, 2009.  Mr. Kellgren is a regional Vice President with Allied Solutions, LLC where his responsibilities include servicing client relationships he had previously developed and also soliciting new clients for insurance products and services. In 1998, Mr. Kellgren formed CU Insurance Professionals, Inc., (“CUP”) a privately held company to sell insurance products and services to credit unions. Mr. Kellgren sold CUP to Allied Solutions, LLC in 2006.

Robert Ogden was appointed Treasurer and Secretary on May 27, 2009. Mr. Ogden also currently serves as the Chief Financial Officer, Treasurer and Secretary to Omni Bio Pharmaceutical, Inc. (OMBP.OB), a development-stage biotechnology company that has been advancing broad spectrum therapeutics targeting bacterial and viral diseases, biohazards, diabetes and transplant rejection.  From 2007 to 2009, he provided financial consulting and reporting services for public and private companies.  From 2004 to 2007, Mr. Ogden served as the Chief Financial Officer, Treasurer and Secretary of SAN Holdings (SANZ.OB), a data storage solutions provider, and was responsible for all administrative and finance functions.  Mr. Ogden is a Certified Public Accountant in Colorado.

Board Committees

We do not currently have an audit committee or an "audit committee financial expert," as due to the limited size of our current business operations, we have not deemed it necessary.  We also do not have compensation or nominating committees.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file initial  reports of ownership and reports of changes in ownership  with the SEC.  Such persons are required by SEC  rules  to furnish us with copies of all Section  16(a) forms they file.  Based solely on our review of the copies of such forms we have received and  representations  from certain  reporting  persons regarding their  compliance with the relevant filing  requirements,  we believe that all filing requirements applicable to our officers,  directors and 10%  shareholders  were complied with during the fiscal year ended  December 31,2009 except as noted below:

•
Oleksandr Shalash, John Jenkins and Thomas Kellgren failed to file a Form 3 - Initial Statement of Beneficial Ownership to report their appointment as directors of the Company.  It is expected that those directors will make their filings in 2010.

Code of Ethics

We have a Code of Ethics for our directors and officers, and it governs the manner in which we conduct our business.  We will provide to any person, without charge, upon request, a copy of such code of ethics. Requests should be made by submitting a request in writing to the company at 258 Southhall Lane, Suite 420, Maitland, FL  32751, Attention: John Jenkins.

ITEM 11.  EXECUTIVE COMPENSATION.

The follow table sets forth certain information relating to compensation paid by us for each of our last two fiscal years to our principal executive officer and any other executive officer whose annual compensation exceeded $100,000 for the most recently completed fiscal year (the “Named Executive Officers”).  Only those columns which applicable to compensation paid to our Named Executive Officers have been provided in the table.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Stock Awards (1) ($)	Option Awards (1) ($)	All Other Compensation ($)	Total ($)
John Jenkins (1) Chief Executive and Financial Officer	2009 2008	$- $-	$4,538 $-	$- $-	$68,134 $-	$72,672 $-
Russell Desjourdy (2) Chief Executive and Financial Officer	2009 2008	$- $-	$- $-	$125,000 $270,000	$- $24,000	$125,000 $294,000

(1) Mr. Jenkins was appointed as our Chief Executive and Financial Officer and a director on May 27, 2009.  Mr. Jenkins is a principal with Princeton Partners, LLC, whom the Company has engaged as a consultant as its current Chief Executive and Financial Officer.  The terms of Mr. Jenkins consulting engagement are for an hourly fee of $160 plus travel and normal business expenses.  Mr. Jenkins also received compensation in the form of the Company’s common stock at a price per share that has not been determined.

(2) Mr. Desjourdy was our Chief Executive and Chief Financial Officer until May 27, 2009, when he resigned from the Company as both an officer and director.  For 2009, his salary is included up to May 27, 2009.  For 2008, other compensation included payments of $24,000 made to his IRA retirement plan.

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2009, we did not have any outstanding equity awards outstanding.

Employment Arrangements

On January 1, 2007, we entered into an employment agreement with Russell R. Desjourdy to serve as our Chief Executive and Chief Financial officer.  In 2008, Mr. Desjourdy received a salary of $270,000 per annum plus employee benefits, including health, dental and retirement.

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

Mr. Desjourdy together with all of our remaining officers and directors voluntarily resigned from their respective offices and positions effective as of the May 27, 2009.  Further, and in accordance with the terms and conditions of the Stock Purchase Agreement, Mr. Desjourdy voluntarily resigned from his employment with us and, together with all of our officers, directors, employees and other representatives, executed an agreement (the “General Release”) in our favor that released and discharged all claims Mr. Desjourdy may have had against us and all amounts that he may have been owed by us.  All of our assets were excluded from the Stock Purchase Agreement and were distributed to Mr. Desjourdy as compensation for the voluntary termination of his employment agreement and execution of the General Release.

Director Compensation

The members of the Board of Directors are not presently provided any cash or other compensation for attendance at board meetings.  For 2009 and 2008, we did not compensate our directors for their services.  All directors are reimbursed for ordinary and necessary travel expenses incurred to attend each board meeting.

Compensation Committee Interlocks and Insider Participation

None.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information concerning the beneficial ownership of our common stock as of April 9, 2010 by (i) each of our directors, (ii) each of our named executive officers, (iii) all directors and executive officers as a group and (iv) each person or entity we know beneficially owns more than 5% of our outstanding common stock. The calculation of the percentage owned is based on 22,640,000 shares of our common stock outstanding as of April 9, 2010.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Oleksandr Shalash Witellikerstrasse 17, 8702 Zollikon, Switzerland	8,000,000	35.3%

John Jenkins 258 Southhall Lane, Suite 420 Maitland, FL 32751	-	-%

Thomas Kellgren 348 Lake Road Lake Mary, FL 32746	-	-%

All Directors and Executive Officers as a Group (three persons) (3)	8,000,000	35.3%

Ivan Hrubi Friedberger Str. 6, Rodgau, Germany 63110	8,000,000	35.3%

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On June 29, 2009, we executed two unsecured note payable agreements in the principal amounts of $33,000 and $17,000, respectively, with Thomas Kellgren, one of our directors.  These notes bear interest at the rate of 8% per annum and all principal and accrued interest are due on June 29, 2010.

On July 8, 2009, we executed an unsecured note payable in the principal amount of $25,000 with Thomas Kellgren.  This note bears interest at the rate of 8% per annum and all principal and accrued interest are due on July 8, 2010.

On August 11, 2009, we executed an unsecured note payable in the principal amount of $100,000 with Idea Fabrik SA (“Idea Fabrik”).  This note bears interest at the rate of 8% per annum and all principal and accrued interest are due on August 11, 2010.

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

On September 30, 2009, we executed an unsecured note payable in the principal amount of $50,000 with Thomas Kellgren.  This note bears interest at the rate of 8% per annum and all principal and accrued interest are due on September 30, 2010.

On September 30, 2009, we executed an unsecured note payable in the principal amount of $17,700 with Idea Fabrik.  This note bears interest at the rate of eight percent (8%) per annum and all principal and accrued interest are due on September 30, 2010.

On October 2, 2009, we executed an unsecured note payable in the principal amount of $8,000 with Idea Fabrik.  This note bears interest at the rate of 8% per annum and all principal and accrued interest are due on October 2, 2010.

On November 30, 2009, we executed an unsecured note payable in the principal amount of $100,000 with Idea Fabrik.  This note bears interest at the rate of 8% per annum and all principal and accrued interest are due on November 30, 2010.

On December 24, 2009, we executed an unsecured note payable in the principal amount of $100,000 with Idea Fabrik.  This note bears interest at the rate of 8% per annum and all principal and accrued interest are due on December 24, 2010.

For the year ended December 31, 2009, we paid Princeton Partners LLC, whom our CEO is the principal of, a total of $72,672 for CEO services provided to the Company.  Of this amount, $5,000 was accrued but not paid as of December 31, 2009.

For the year ended December 31, 2009, we paid an officer of the Company, who is not an employee, $12,750 for financial and accounting services provided to the company for 2009.

In February 2010, we executed an unsecured note payable in the principal amount of $50,000 with Idea Fabrik.  This note bears interest at the rate of 8% per annum and all principal and accrued interest are due in February 2011.

Director Independence

None of our directors is considered “independent” as defined under the rules used by the NASDAQ Stock Market.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES & SERVICES.

Seale and Beers, CPAs (“Seale and Beers”) has served as our independent registered public accounting firm since August 6, 2009 and audited our financial statements as of and for the years ended December 31, 2009 and 2008. Moore and Associates, Chartered (“Moore”) served as our independent registered public accounting firm through August 3, 2009 and audited our financial statements as of and for the years ended December 31, 2008 and 2007.  In SEC correspondence to the Company dated September 1, 2009, we were informed that Moore’s license with the PCAOB was revoked on August 27, 2009, and that we were required to have our December 31, 2008 financial statements reaudited.  Accordingly, an estimate of fees to be billed for the audit of our December 31, 2009 financial statements and the reaudit of our December 31, 2008 financial statements are included in the total audit fees for 2009, but have been billed in 2010.

Service	2009	2008

Audit Fees	$13,250	$8,500
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$13,250	$8,500

Audit Fees. Consists of fees billed for professional services rendered for the audits of our financial statements for the years ended December 31, 2009 and 2008, reviews of our interim financial statements included in quarterly reports, services performed in connection with filings with the Securities & Exchange Commission and related comfort letters and other services that are normally provided by an independent registered accounting firm in connection with statutory and regulatory filings or engagements.

Audit-Related Fees and Tax Fees.  We incurred no fees for professional services for 2009 or 2008 for either of these two categories.  All tax returns for these years have been prepared by management.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

As there is no separately designated Audit Committee, the entire board of directors serves as the Audit Committee.  A function of the Audit Committee is to pre-approve all audit and non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services as allowed by law or regulation.  Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specifically approved amount.  The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees incurred to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

PART IV

Item 15 . EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Financial Statements - See Index to Financial Statements at page F-1 of this Report.

(b) Financial Statement Schedules.

Not applicable.

(c) Exhibits.

EXHIBIT #                      DESCRIPTION

3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed on April 8, 2009)

3.2	By-Laws, as amended (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed on April 8, 2009)

3.3
Agreement of Merger dated as of March 5, 2009 between the Company and Nasus Consulting, Inc., a Massachusetts corporation, including the Certificate of Merger and other state filings (incorporated by reference to Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed on April 8, 2009)

4.1
Speciman Stock Certificate (incorporated by reference to Exhibit number 4.1 of the Registrant’s Registration Statement No. 333-150135 on Form S-1 filed on April 7, 2008 and declared effective on June 23, 2008 (the “Registration Statement”))

10.1
Stock Purchase Agreement dated May 27, 2009 by and between the Company, Oleksandr Shalash and Ivan Hrubi (collectively referred to as "Purchasers"); Russell R. Desjourdy and Lynne Desjourdy, (collectively referred to as the"Selling Shareholders") (incorporated by reference to the Registrant’s Form 8-K filed on June 2, 2009)

10.2	Consulting Agreement by and between Big Apple Consulting USA, Inc. and Nasus Consulting, Inc. (incorporated by reference to Exhibit 10 to the Registrant’s Form 8-K filed on October 8, 2009)

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed on April 8, 2009)

23.1	Consent of Seale and Beers, CPAs #

31.1	Certification of Chief Executive and Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 #

32.1	Certification of Chief Executive and Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code #

# Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NASUS CONSULTING, INC.

April 16, 2010	By: /s/ John Jenkins
John Jenkins
Chief Executive and Financial Officer
(Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1932, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 16, 2010	By: /s/ Oleksandr Shalash
Oleksandr Shalash
Chairman of the Board

April 16, 2010	By: /s/ John Jenkins
John Jenkins
Chief Executive and Financial Officer and Director

Nasus Consulting, Inc.

Index to Financial Statements

Page

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets as of December 31, 2009 and 2008	F-3

Statements of Operations for the Years Ended December 31, 2009 and 2008 and the period from May 27, 2009 (Inception) through December 31, 2009	F-4

Statements of Stockholders' Equity (Deficit) for the Years Ended December 31, 2009 and 2008 and the period from May 27, 2009 (Inception) through December 31, 2009	F-5

Statements of Cash Flows for the Years Ended December 31, 2009 and 2008 and the period from May 27, 2009 (Inception) through December 31, 2009	F-6

Notes to Financial Statements	F-7

SEALE AND BEERS, CPAs
PCAOB & CPAB REGISTERED AUDITORS
www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Nasus Consulting, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Nasus Consulting, Inc. (A Development Stage Company) as of December 31, 2009 and December 31, 2008, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2009 and 2008, and since inception on May 27, 2009 through December 31, 2009. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nasus Consulting, Inc. (A Development Stage Company) as of December 31, 2009 and December 31, 2008, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2009 and 2008, and since inception on May 27, 2009 through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, as of December 31, 2009 the company had an accumulated deficit and a deficit accumulated during the development stage of $42,790 and $676,249, respectively. In addition, the company has earned no revenues since inception of reentering the development stage on May 27, 2009. These factors raise substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs
Las Vegas, Nevada
April 15, 2010

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

NASUS CONSULTING, INC.
(A Development Stage Company)
BALANCE SHEETS

ASSETS	December 31,
	2009	2008

Current assets:
Cash and cash equivalents	$99,174	$33,979
Prepaid expense	10,000	-
Current assets from discontinued operations	-	3,713
Total current assets	109,174	37,692

Long-term assets from discontinued operations, net	-	7,225
Total long-term assets	-	7,225

TOTAL ASSETS	$109,174	$44,917

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$-	$213
Accrued liability – officer	5,000	-
Accrued liabilities	9,517	-
Notes payable, including accrued interest of $4,081 – related party	129,081	-
Notes payable, including accrued interest of $11,565 – related party	637,265	-
Total current liabilities	780,863	213

Commitments and Contingencies

Stockholders’ equity (deficit):
Common stock, $0.001 par value; 200,000,000 shares authorized; 22,640,000 shares issued and outstanding	22,640	22,640
Additional paid-in capital	20,150	20,150
Stock subscription payable	4,560	-
Retained earnings (Accumulated deficit)	(42,790)	1,914
Deficit accumulated during the development stage	(676,249)	-
Total stockholders’ equity (deficit)	(671,689)	44,704

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$109,174	$44,917

The accompanying notes are an integral part of these financial statements.

NASUS CONSULTING, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	For the Years Ended December 31,			May 27, 2009 (Inception) Through December 31, 2009
	2009	2008

Operating expenses:
General and administrative	$691,315	$-		$660,603
Total operating expenses	691,315	-		660,603

Interest expense – related parties	15, 646	-		15,646

Loss from continuing operations	(706,961)	-		(676,249)

Loss from discontinued operations, net of tax	(12,623)	(9,823)		-

Net loss	$(719,584)	$(9,823)		$(676,249)

Basic and diluted loss per share:
Loss from continuing operations	$(0.03)	$-
Loss from discontinued operations	$-	$-	*
Net loss	$(0.03)	$-	*

Weighted average shares outstanding – basic and diluted	22,640,000	22,640,000

* Per share earnings is less than $0.01.

The accompanying notes are an integral part of these financial statements.

NASUS CONSULTING, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Additional Paid in Capital	Stock Subscription Payable	Retained Earnings (Accumulated Deficit)	Deficit Accumulated During Development Stage	Total Stockholders’ Equity (Deficit)
	Shares	Amount

Balances at December 31, 2007	22,640,000	$22,640	$20,150	$-	$11,737	$-	$54,527

Net loss					(9,823)		(9,823)

Balances at December 31, 2008	22,640,000	22,640	20,150	-	1,914	-	44,704

Distribution to former common stockholders					(1,369)		(1,369)

Loss from continuing operations (January 1 to May 26, 2009)					(30,712)		(30,712)

Loss from discontinued operations (January 1 to May 26, 2009)					(12,623)		(12,623)

Balances at May 27, 2009 (Inception as development stage company)	22,640,000	22,640	20,150	-	(42,790)	-	-

Loss from continuing operations and inception (development stage company)						(676,249)	(676,249)

Services exchanged for stock subscription				4,560			4,560

Balances at December 31, 2009	22,640,000	$22,640	$20,150	$4,560	$(42,790)	$(676,249)	$(671,689)

The accompanying notes are an integral part of these financial statements.

NASUS CONSULTING, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,		May 27, 2009 (Inception) Through December 31, 2009
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(719,584)	$(9,823)	$(676,249)
Adjustments used to reconcile net loss to net cash used in operating activities:
Loss from disposition of net assets from discontinued operations	10,435	-	-
Services exchanged for stock subscription	4,560	-	4,560
Depreciation and amortization	722	2,890	-
Changes in operating assets and liabilities:
Accounts receivable	317	(1,639)	-
Prepaid expense	(10,000)	-	(10,000)
Other current assets	(536)	-	-
Accounts payable and accrued liabilities	9,304	(3,865)	9,517
Accrued interest – related parties	15,646	-	15,646
Accrued liability – officer	5,000	-	5,000
Net cash used in operating activities	(684,136)	(12,437)	(651,526)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - related party	125,000	-	125,000
Proceeds from notes payable – related party	625,700	-	625,700
Distribution to former common stockholders	(1,369)	-	-
Net cash provided by financing activities	749,331	-	750,700

Net increase (decrease) in cash and cash equivalents	65,195	(12,437)	99,174
Cash and cash equivalents at beginning of year or period	33,979	46,416	-
Cash and cash equivalents at end of year	$99,174	$33,979	$99,174

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for:
Interest	$-	$-	$-
Income taxes	$456	$2,129	$-

The accompanying notes are an integral part of these financial statements.

NASUS CONSULTING, INC.
(A Development Stage Company)
Notes to Financial Statements

NOTE 1 - ORGANIZATION AND GOING CONCERN

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

Nature of Operations

Effective as of the Transaction Date, we ceased operating our IT services business, and as a result, we no longer derive any revenues from this business.  Our new management is presently negotiating the potential purchase or an exclusive licensing arrangement of certain technology from Idea Fabrik SA (“Idea Fabrik”), domiciled in Luxembourg. That technology, if purchased or licensed by us, is intended to serve as the foundation platform for the development of a range of Massively Multiplayer Online ("MMO"), virtual reality experiences for on-line internet entertainment, education, social and business interactive purposes.  We are engaged currently in conceptual product design, market analysis, detailed business plan development and testing and evaluation of the some of the additional technologies we believe will be required to develop our potential product offerings.  We are using a development license we purchased in this quarter in order to create prototypical demonstration models of specific elements of our intended products.  As of the Transaction Date, we are currently a development stage company and have not recorded any revenues to date.

Basis of Presentation and Going Concern

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

As of December 31, 2009, we had an accumulated deficit and a deficit accumulated during the development stage of $42,790 and $676,249, respectively.  As of December 31, 2009, we had $99,174 in cash and cash equivalents and, since the Transaction Date, have funded our operations through notes payable, which have totaled $750,700 plus accrued interest of $15,646 through December 31, 2009.  A director of our board of directors (“Board”) has loaned us $125,000 and Idea Fabrik has loaned us $625,700.  See further discussion of these related party notes in Note 4.  At present, we believe that we have commitments from these related parties to finance our company through the conceptual design stage, which, at this time, we expect to conclude in the second half of 2010.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be different should we be unable to continue as a going concern.

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

NASUS CONSULTING, INC.
(A Development Stage Company)
Notes to Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents.  Periodically, we maintain deposits in financial institutions in excess of federally insured limits.

Prepaid expense

Prepaid expense at December 31, 2009 is comprised of a payment for software development to an outside party for January 2010 services.  This amount was properly expensed in January 2010.

Revenue Recognition and Accounts Receivable

We have not recognized any revenue since inception and had no accounts receivable balances as of March 31, 2009 or 2008.

Property and Equipment

We have no property and equipment balances as of December 31, 2009 or 2008.  We recognized depreciation expense of $722 and $2,890 for the years ended December 31, 2009 and 2008.

Fair value of Financial Instruments

The carrying value of our financial instruments, which include cash, accounts payable and accrued liabilities at December 31, 2009 and 2008, approximates their fair values due to the short-term nature of these financial instruments.

Use of Estimates

Our financial statements are prepared in accordance with US GAAP.  The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, costs and expenses, and related disclosures.  On an ongoing basis, we evaluate our estimates and assumptions.  Our actual results may differ from these estimates under different assumptions or conditions.

Earnings (Loss) per Share

Basic earnings (loss) per share is computed based on the weighted average number of common shares outstanding during the period presented.  Diluted earnings (loss) per share is computed using the weighted-average number of common shares outstanding plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares had been issued. For all years presented in this report, we had no outstanding potentially dilutive securities, such as stock purchase warrants, options or convertible equity or convertible debt instruments.  Accordingly, basic shares equal diluted shares for all years presented.

NASUS CONSULTING, INC.
(A Development Stage Company)
Notes to Financial Statements

Share-based Compensation

We account for share-based compensation under FASB ASC Topic 718 Compensation – Stock Compensation (“ASC 718”).  ASC 718 requires the recognition of equity-based payments to employees in the financial statements and is measured based on the estimated fair value of the award on the grant date. ASC 718 also requires the stock option or stock purchase warrant compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (generally the vesting period). For all periods presented in this report, we had no share-based compensation transactions.

Income Taxes

We account for income taxes under FASB ASC Topic 740 Income Taxes (“ASC 740”).  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. A valuation allowance is required to the extent that it is more likely than not that a deferred tax asset will not be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of income tax positions taken or expected to be taken in an income tax return.  For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. We had no unrecognized tax benefits or uncertain tax positions at December 31, 2009 or 2008.

Recently Issued Accounting Standard Updates

We have reviewed all of the FASB’s Accounting Standard Updates through the filing date of this report and have concluded that none will have a material impact on our future financial statements.

NOTE 3 – DISCONTINUED OPERATIONS

Effective as of the Transaction Date, we ceased operating our IT services business, and as a result, we no longer derive any revenues from this business.

Operating results from discontinued operations for the years ended December 31, 2009 and 2008 were as follows:

	Year Ended December 31,
	2009	2008

Revenue – software services	$149,550	$371,616

Selling, general and administrative expenses	162,173	382,125

Loss before income taxes	(12,623)	(10,509)

Income tax benefit	-	686

Loss from discontinued operations, net of tax	$(12,623)	$(9,823)

NASUS CONSULTING, INC.
(A Development Stage Company)
Notes to Financial Statements

NOTE 4 – RELATED PARTY DEBT OBLIGATIONS

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

On October 2, 2009, we executed an unsecured note payable in the principal amount of $8,000 with Idea Fabrik.  This note bears interest at the rate of 8% per annum and all principal and accrued interest are due on October 2, 2010.

On November 30, 2009, we executed an unsecured note payable in the principal amount of $100,000 with Idea Fabrik.  This note bears interest at the rate of 8% per annum and all principal and accrued interest are due on November 30, 2010.

On December 24, 2009, we executed an unsecured note payable in the principal amount of $100,000 with Idea Fabrik.  This note bears interest at the rate of 8% per annum and all principal and accrued interest are due on December 24, 2010.

NASUS CONSULTING, INC.
(A Development Stage Company)
Notes to Financial Statements

A detail of the related party notes payable at December 31, 2009 is as follows:

Note Holder	Principal plus Accrued Interest	Due Date

Director investor	$34,363	June 29, 2010
Director investor	17,702	June 29, 2010
Director investor	25,994	July 8, 2010
Director investor	51,022	September 30, 2010
	129,081

Idea Fabrik	103,201	August 11, 2010
Idea Fabrik	102,884	August 25, 2010
Idea Fabrik	204,225	September 28, 2010
Idea Fabrik	18,062	September 30, 2010
Idea Fabrik	8,160	October 2, 2010
Idea Fabrik	100,689	November 30, 2010
Idea Fabrik	100,044	December 24, 2010
	637,265
	$766,346

For the year ended December 31, 2009, we paid Princeton Partners LLC, whom our CEO is the principal of, a total of $72,672 for CEO services provided to the Company.  Of this amount, $5,000 was accrued but not paid as of December 31, 2009.

For the year ended December 31, 2009, we paid an officer of the Company, who is not an employee, $12,750 for financial and accounting services provided to the company for 2009.

In February 2010, we executed an unsecured note payable in the principal amount of $50,000 with Idea Fabrik.  This note bears interest at the rate of 8% per annum and all principal and accrued interest are due in February 2011.

NOTE 5 – INCOME TAXES

As of December 31, 2009, we had net operating loss carryforwards available to offset future federal income tax of approximately $700,000. Such carryforwards expire between years 2028 through 2029. Under the Tax Reform Act of 1986, the amount of and the benefit from net operating losses that can be carried forward may be limited in certain circumstances.  Events that may cause changes in the our tax carryovers include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. Therefore, the amount available to offset future taxable income may be limited.  As of December 31, 2009, we recorded a deferred tax valuation allowance equal to 100% of total deferred assets. In recording this allowance, we have considered a number of factors, but chiefly, our sustained operating losses from inception of our development stage. We have concluded that a valuation allowance is required for 100% of the total deferred tax assets as it is more likely than not that the deferred tax assets will not be realized.

NASUS CONSULTING, INC.
(A Development Stage Company)
Notes to Financial Statements

Deferred income tax assets (liabilities) were as follows:

	December 31,
	2009	2008

Deferred tax assets
Net operating loss carryforwards (long-term)	$105,657	$1,260
Accrued interest (current)	2,347	-
	108,004	1,260

Valuation allowance	(108,004)	(1,260)

Net deferred tax asset	$-	$-

The income tax expense (benefit) differs from the amount computed using the U.S. federal statutory income tax rate as follows:

	Years Ended December 31,
	2009	2008

Income tax expense (benefit) computed at federal statutory rate	$(105,591)	$(1,473)

Federal income tax refund	(1,153)
State income taxes	-	456
Other, net	-	331
Change in valuation allowance	106,744	-

Income tax expense (benefit)	$-	$(686)

At December 31, 2009 and 2008, we had no liability for unrecognized tax benefits and no accrual for the payment of related interest.

Interest costs related to unrecognized tax benefits (if any) are classified as interest expense in the accompanying consolidated statements of operations.  Penalties, if any, are recognized as a component of “selling, general and administrative expenses.”  The Company recognized $0 of interest expense related to unrecognized tax benefits for the years ended December 31, 2009 and 2008.  Any of our uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities. We have not been examined by the Internal Revenue Service since inception and, therefore, our tax returns are open for review for all years since inception.

NASUS CONSULTING, INC.
(A Development Stage Company)
Notes to Financial Statements

NOTE 6 – STOCKHOLDERS’ EQUITY (DEFICIT)

On June 17, 2009, our Board unanimously approved a 20 for 1 forward split (the “Split”) of the issued and outstanding shares of our common stock to the stockholders of record as of July 1, 2009.  After the Split, the number of shares of common stock issued and outstanding was 22,640,000.  The effect of the Split has been applied retroactively to all common stock share and per share data, and related disclosures in the financial statements for all years presented in this report.

In June 2009, we agreed to issue $4,560 of our common stock to our CEO as part of payment for services provided for the month of June 2009.  The number of shares to be issued has not been determined as the CEO and the Board have not concluded on the price per share for the common stock to be issued.  We recorded the $4,560 as a stock subscription and an increase to stockholders’ equity as of December 31, 2009.

NOTE 7 – SUBSEQUENT EVENTS

In October 2009, we executed a six-month agreement with a public relations firm (the “Firm”) in the amount of $35,000 per month.  We made one payment in the amount of $35,000 and elected to terminate the agreement after the first month, and as allowed for under the agreement.  In April 2010, the Firm communicated to us that we owe an additional $70,000 under the contract, a claim that we vehemently deny.  The Firm has not communicated any claim in writing, and no legal action has been taken by the Firm or us.  We believe the claim to be frivolous and without merit, and accordingly, no adjustment has been made to our financial statements as of December 31, 2009.

In February 2010, we executed an unsecured note payable in the principal amount of $50,000 with Idea Fabrik.  This note bears interest at the rate of 8% per annum and all principal and accrued interest are due in February 2011.