Form 10-Q
period 2010-03-31
Nasus Consulting, Inc.
filed 2010-05-17
CIK 1430683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission file number: 333-150135

Nasus Consulting, Inc.
(Exact Name of Registrant as Specified in its Charter)

Nevada	04-3526451
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

258 Southhall Lane, Suite 420, Maitland, FL  32751
(Address of principal executive offices, including zip code)

(512) 402-5822
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes[ ] No[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]  No [X]

The number of shares outstanding of the registrant’s common stock as of April 30, 2010 was 22,640,000.

NASUS CONSULTING, INC.
(A Development Stage Company)

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

NASUS CONSULTING, INC.
(A Development Stage Company)
BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$13,933	$99,174
Prepaid expense	-	10,000
Total current assets	13,933	109,174

TOTAL ASSETS	$13,933	$109,174

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities:
Accrued liability – officer	3,800	5,000
Accrued liabilities	6,080	9,517
Notes payable, including accrued interest of $6,663 – related party	131,663	129,081
Notes payable, including accrued interest of $24,843 – related party	700,543	637,265
Total current liabilities	842,086	780,863

Commitments and Contingencies

Stockholders’ deficit:
Common stock, $0.001 par value; 200,000,000 shares authorized; 22,640,000 shares issued and outstanding	22,640	22,640
Additional paid-in capital	20,150	20,150
Stock subscription payable	4,560	4,560
Accumulated deficit	(42,790)	(42,790)
Deficit accumulated during the development stage	(832,713)	(676,249)
Total stockholders’ deficit	(828,153)	(671,689)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$13,933	$109,174

The accompanying notes are an integral part of these financial statements.

NASUS CONSULTING, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,			May 27, 2009 (Inception) Through March 31, 2010
	2010	2009

Operating expenses:
General and administrative	$140,604	$25,500		$801,207
Total operating expenses	140,604	25,500		801,207

Interest expense – related parties	15, 860	-		31,506

Loss from continuing operations	(156,464)	(25,500)		(832,713)

Income from discontinued operations, net of tax	-	1,825		-

Net loss	$(156,464)	$(23,675)		$(832,713)

Basic and diluted loss per share:
Loss from continuing operations	$(0.01)	$-	*
Income from discontinued operations	$-	$-	*
Net loss	$(0.01)	$-	*

Weighted average shares outstanding – basic and diluted	22,640,000	22,640,000

* Per share earnings (loss) is less than $0.01.

The accompanying notes are an integral part of these financial statements.

NASUS CONSULTING, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	For the Three Months ended March 31,		May 27, 2009 (Inception) Through March 31, 2010
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(156,464)	$(23,675)	$(832,713)
Adjustments used to reconcile net loss to net cash used in operating activities:
Services exchanged for stock subscription	-	-	4,560
Depreciation and amortization	-	723	-
Changes in operating assets and liabilities:
Accounts receivable	-	(1,040)	-
Prepaid expense	10,000	-	-
Accrued liability – officer	(1,200)	-	3,800
Accounts payable and accrued liabilities	(3,437)	(63)	6,080
Accrued interest – related parties	15,860	-	31,506
Net cash used in operating activities	(135,241)	(24,055)	(786,767)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - related party	-	-	125,000
Proceeds from notes payable – related party	50,000	-	675,700
Net cash provided by financing activities	50,000	-	800,700

Net increase (decrease) in cash and cash equivalents	(85,241)	(24,055)	13,933
Cash and cash equivalents at beginning of period	99,174	33,979	-
Cash and cash equivalents at end of period	$13,933	$9,924	$13,933

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$456	$-

The accompanying notes are an integral part of these financial statements.

NASUS CONSULTING, INC.
(A Development Stage Company)
Notes to Financial Statements (Unaudited)

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

Nature of Operations

Effective as of the Transaction Date, we ceased operating our IT services business, and as a result, we no longer derive any revenues from this business.  As of the Transaction Date, we are currently a development stage company and have not recorded any revenues to date.  From that date, our new management has applied the resources of the Company to the initial stages of development of a range of Massively Multiplayer Online ("MMO"), virtual reality experiences for on-line internet entertainment, education, social and business interactive purposes.   We have been negotiating the potential purchase or an exclusive licensing arrangement of certain technology from Idea Fabrik SA (“Idea Fabrik”), domiciled in Luxembourg. That technology, if purchased or licensed by us, is intended to serve as the foundation platform for the development of a range.  We have been and continue to be engaged in conceptual product design, market analysis, detailed business plan development and testing and evaluation of the some of the additional technologies we believe will be required to develop our potential product offerings.  As part of that activity we used a development license we purchased to create prototypical demonstration models.  As that license has expired and we do not currently expect to secure a renewal or extension, we are not currently creating any additional prototype models.

Basis of Presentation

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual audited financial statements, and reflect all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation in accordance with US GAAP. The results of operations for interim periods presented are not necessarily indicative of the operating results for the full year. These unaudited financial statements should be read in connection with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “2009 10-K”).  The balances as of December 31, 2009 are derived from our audited balance sheet contained in the 2009 10-K.

Recently Issued Accounting Standard Updates

We have reviewed all of the FASB’s Accounting Standard Updates through the filing date of this report and have concluded that none will have a material impact on our future financial statements.

NASUS CONSULTING, INC.
(A Development Stage Company)
Notes to Financial Statements (Unaudited)

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with US GAAP, which contemplate our continuation as a going concern, whereby the realization of assets and liquidation of liabilities are in the ordinary course of business.  We are currently in the development stage as we have not realized any revenue since inception.  As of March 31, 2010, we had an accumulated deficit and a deficit accumulated during the development stage of $832,713, respectively.  As of March 31, 2010, we had $13,933 in cash and cash equivalents and, since the Transaction Date, have funded our operations through notes payable, which have totaled $800,700 plus accrued interest of $31,506 through March 31, 2010.  A director of our board of directors (the “Board”) has loaned us $125,000 and Idea Fabrik has loaned us $675,700.  See further discussion of these related party notes in Note 5.  These conditions raise substantial doubt as to our ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be different should we be unable to continue as a going concern.

Management recognizes that we must generate additional cash resources to enable us to continue operations and to develop our intended product offerings. Recently, we have had to reduce significantly the level of activity in all areas due to capital constraints. We intend to raise additional financing through debt or equity financings or other means, however, there is no assurance that we will be successful in raising sufficient additional capital.

NOTE 3 – EARNINGS (LOSS) PER SHARE

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

NASUS CONSULTING, INC.
(A Development Stage Company)
Notes to Financial Statements (Unaudited)

NOTE 4 – DISCONTINUED OPERATIONS

Effective as of the Transaction Date, we ceased operating our IT services business, and as a result, we no longer derive any revenues from this business.

Operating results from discontinued operations for the three months ended March 31, 2009 were as follows:

Revenue – software services	$92,957

Selling, general and administrative expenses	90,706

Income from operations	2,251

Interest income	67

Income before income taxes	2,318

Income tax expense	456

Income from discontinued operations, net of tax	$1,825

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

NASUS CONSULTING, INC.
(A Development Stage Company)
Notes to Financial Statements (Unaudited)

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

On February 12, 2010, we executed an unsecured note payable in the principal amount of $50,000 with Idea Fabrik.  This note bears interest at the rate of 8% per annum and all principal and accrued interest are due on February 12, 2011.

On April 13, 2010, we executed an unsecured note payable in the principal amount of $10,000 with Idea Fabrik.  This note bears interest at the rate of 8% per annum and all principal and accrued interest are due on April 13, 2011.

A detail of the related party notes payable at March 31, 2010 is as follows:

Note Holder	Principal plus Accrued Interest	Due Date

Director investor	$35,501	June 29, 2010
Director investor	18,056	June 29, 2010
Director investor	26,513	July 8, 2010
Director investor	52,043	September 30, 2010
	131,663

Idea Fabrik	105,265	August 11, 2010
Idea Fabrik	104,941	August 25, 2010
Idea Fabrik	208,309	September 28, 2010
Idea Fabrik	18,423	September 30, 2010
Idea Fabrik	8,323	October 2, 2010
Idea Fabrik	102,703	November 30, 2010
Idea Fabrik	102,045	December 24, 2010
Idea Fabrik	50,533	February 12, 2011
	700,543
	$832,206

For the three months ended March 31, 2010, we recorded expenses related to consulting services provided by Princeton Partners LLC, whom our CEO is the principal of, in the amount of $27,720.  Of this amount, $3,800 was accrued but not paid as of March 31, 2010.

For the three months ended March 31, 2010, we recorded expenses related to financial and accounting services provided by a non-employee officer of the Company in the amount $10,039.

NASUS CONSULTING, INC.
(A Development Stage Company)
Notes to Financial Statements (Unaudited)

NOTE 6 – COMMITMENTS AND CONTINGENCIES

In October 2009, we executed a six-month agreement with a public relations firm (the “Firm”) in the amount of $35,000 per month.  We made one payment in the amount of $35,000 and elected to terminate the agreement after the first month, and as allowed for under the agreement.  In April 2010, the Firm communicated to us that we owe an additional $70,000 under the contract, a claim that we vehemently deny.  The Firm has not communicated any claim in writing, and no legal action has been taken by the Firm or us.  We believe the claim to be frivolous and without merit, and accordingly, no adjustment has been made to our financial statements as of March 31, 2010.

We have reviewed events subsequent to March 31, 2010 through the date of the filing of this report.

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

Effective as of the Transaction Date, we ceased operating our IT services business, and as a result, we no longer derive any revenues from this business.  As of the Transaction Date, we are currently a development stage company and have not recorded any revenues to date.  From that date, our new management has applied the resources of the Company to the initial stages of development of a range of Massively Multiplayer Online ("MMO"), virtual reality experiences for on-line internet entertainment, education, social and business interactive purposes.   We have been negotiating the potential purchase or an exclusive licensing arrangement of certain technology from Idea Fabrik SA (“Idea Fabrik”), domiciled in Luxembourg.  That technology, if purchased or licensed by us, is intended to serve as the foundation platform for the development of a range.  We yet have not been able to complete the negotiation of that license or purchase.  We have been and continue to be engaged in conceptual product design, market analysis, detailed business plan development and testing and evaluation of the some of the additional technologies we believe will be required to develop our potential product offerings.  As part of that activity, we used a development license that we purchased to create prototypical demonstration models.  As that license has expired and we do not currently expect to secure a renewal or extension, we are not currently creating any additional prototype models.  Recently, we have had to reduce significantly the level of activity in all areas due to capital constraints.

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

We have executive management with more than a decade of micro-cap, public company experience.  In addition we have retained a core consulting team in Austin, Texas with strong industry specific credentials.  This team is engaged in designing the detailed product development plan, conducting target market evaluations and negotiating the purchase or license of Virtual World Core from Idea Fabrik, and leading the development and production of our prototype demonstration models.

We have taken  steps to assemble an advisory board of leaders in the MMO, Virtual World, and Digital Media disciplines.  We expect this board to play a critical role in helping us develop the full vision of our product strategy and to guide our execution along the way.

Results of Operations – For the Three Months Ended March 31, 2010 (the “March 2010 Quarter”) as Compared to the Three Months Ended March 31, 2009 (the “March 2009 Quarter”)

Effective on the Transaction Date, we discontinued our IT services business and, for the March 2009 Quarter our operating results for this business are reported as discontinued operations.  We are currently a development stage company and have reported no revenue since inception.

For the March 2010 Quarter, we recorded a net loss of $156,464. The net loss was comprised of: 1) operating expenses of approximately $141,000, of which approximately $56,000 were comprised of software development costs and approximately $85,000 in general and administrative expenses; and 2) interest expense of $15,860 from notes payable with related parties.  For the March 2009 Quarter, we recorded a net loss of $23,675, which was comprised of a loss from continuing operations of $25,500 and income from discontinued operations of $1,825.  For the March 2009 quarter, the loss from continuing operations was comprised primarily of general and administrative expenses related to legal and accounting services.

Liquidity and Capital Resources

Our financial statements as presented in Item 1 of this report have been prepared in conformity with US GAAP, which contemplate our continuation as a going concern. However, the report of our independent registered public accounting firm on our financial statements, as of and for the year ended December 31, 2009, contains an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. The “going concern” qualification results from, among other things, our development-stage status, no revenue recognized since inception and our net losses from inception as a development stage company, which total approximately $833,000, the outstanding and currently anticipated contractual commitments under notes payable arrangements with related parties and uncertainty in raising additional capital.  Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary if we were unable to continue as a going concern.

As of March 31, 2010, we had $13,933 in cash and, since the Transaction Date, have funded our operations exclusively through short-term notes payable with related parties. The capital required to execute our total business vision and objectives is significant.  In 2010, we continue to be engaged in efforts to raise capital to fund the working capital requirements and product development necessary to meet our product business objectives. At present, we have been unsuccessful in raising capital in sufficient amounts to meet those objectives.  During the March 2010 quarter, we have had to reduce significantly our development activities in order to conserve cash.  At this time, there is no assurance that we will be successful in raising the sufficient additional capital that is required to execute our product development and commercialization plans.

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

On February 12, 2010, we executed an unsecured note payable in the principal amount of $50,000 with Idea Fabrik.  This note bears interest at the rate of 8% per annum and all principal and accrued interest are due on February 12, 2011.

On April 13, 2010, we executed an unsecured note payable in the principal amount of $10,000 with Idea Fabrik.  This note bears interest at the rate of 8% per annum and all principal and accrued interest are due on April 13, 2011.

Cash and Cash Flows

Our cash and cash equivalents at March 31, 2010 were $13,933 as compared to $99,174 at December 31, 2009.  For the three months ended March 31, 2010, net cash used in operations was $135,241, which was primarily attributable to the net loss for this period of $156,464.  For this same period, the primary source of cash from operations was a net decrease in net operating assets of approximately $19,000.  For the three months ended March 31, 2009, net cash used in operations was $24,055 and was primarily attributable to the net loss for this period of $23,675.

We had no cash flows from investing activities for the three months ended March 31, 2010 or 2009.  For the three months ended March 31, 2010, net cash provided by financing activities was $50,000 and was comprised of cash proceeds from a note payable with Idea Fabrik of $50,000.  We had no cash flows from financing activities for the three months ended March 31, 2009.

Contractual Obligations

Our obligations at March 31, 2010 were comprised of notes payable with related parties that bear interest at 8%, compounded quarterly.  All notes are due on or before March 31, 2011 and are listed below:

Note Holder	Principal plus Accrued Interest	Due Date

Director investor	$35,501	June 29, 2010
Director investor	18,056	June 29, 2010
Director investor	26,513	July 8, 2010
Director investor	52,043	September 30, 2010
	131,663

Idea Fabrik	105,265	August 11, 2010
Idea Fabrik	104,941	August 25, 2010
Idea Fabrik	208,309	September 28, 2010
Idea Fabrik	18,423	September 30, 2010
Idea Fabrik	8,323	October 2, 2010
Idea Fabrik	102,703	November 30, 2010
Idea Fabrik	102,045	December 24, 2010
Idea Fabrik	50,533	February 12, 2011
	700,543
	$832,206

Critical Accounting Policies

Our significant accounting policies and estimates are disclosed in the notes to our consolidated financial statements contained in our 2009 10-K.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

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

Our Certifying Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act as of March 31, 2010.  Based on this evaluation, our Certifying Officer concluded that our disclosure controls and procedures were effective as of this date at the reasonable assurance level.

Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2010 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION.

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.  Defaults Upon Senior Securities.

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

NASUS CONSULTING, INC.

May 17, 2010	By: /s/ John Jenkins
John Jenkins
Chief Executive and Financial Officer
(Principal Executive and Financial Officer)