Form 10-Q
period 2010-06-30
Nasus Consulting, Inc.
filed 2010-08-16
CIK 1430683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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
Yes [  ]  No [X]

The number of shares outstanding of the registrant’s common stock as of July 26, 2010 was 22,640,000.

NASUS CONSULTING, INC.
(A Development Stage Company)

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

NASUS CONSULTING, INC.
(A Development Stage Company)
BALANCE SHEETS

	June 30, 2010	December 31, 2009
ASSETS	(Unaudited)

Current assets:
Cash and cash equivalents	$1,272	$99,174
Prepaid expense	-	10,000
Total current assets	1,272	109,174

TOTAL ASSETS	$1,272	$109,174

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities:

Accrued liabilities	$3,639	$9,517
Accrued liability – officer	-	5,000
Notes payable, including accrued interest of $9,296 – related party	134,296	129,081
Notes payable, including accrued interest of $39,070 – related party	747,770	637,265
Total current liabilities	885,705	780,863

Commitments and Contingencies (Notes 5 and 6)

Stockholders’ deficit:
Common stock, $0.001 par value; 200,000,000 shares authorized; 22,640,000 shares issued and outstanding	22,640	22,640
Additional paid-in capital	20,150	20,150
Stock subscription payable	4,560	4,560
Accumulated deficit	(42,790)	(42,790)
Deficit accumulated during the development stage	(888,993)	(676,249)
Total stockholders’ deficit	(884,433)	(671,689)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,272	$109,174

The accompanying notes are an integral part of these financial statements.

NASUS CONSULTING, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,
	2010		2009

Operating expenses:
General and administrative	$39,420		$73,024
Total operating expenses	39,420		73,024

Interest expense – related parties	16,860		-

Loss from continuing operations	(56,280)		(73,024)

Loss from discontinued operations, net of tax	-		(14,227)

Net loss	$(56,280)		$(87,251)

Basic and diluted loss per share:
Loss from continuing operations	$-	*	$-	*
Loss from discontinued operations	$-	*	$-	*
Net loss	$-	*	$-	*

Weighted average shares outstanding – basic and diluted	22,640,000		22,640,000

* Per share loss is less than $0.01.

The accompanying notes are an integral part of these financial statements.

NASUS CONSULTING, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Six Months Ended June 30,			May 27, 2009 (Inception) Through June 30, 2010
	2010	2009

Operating expenses:
General and administrative	$180,024	$98,524		$840,627
Total operating expenses	180,024	98,524		840,627

Interest expense – related parties	32,720	-		48,366

Loss from continuing operations	(212,744)	(98,524)		(888,993)

Loss from discontinued operations, net of tax	-	(12,402)		-

Net loss	$(212,744)	$(110,926)		$(888,993)

Basic and diluted loss per share:
Loss from continuing operations	$(0.01)	$-	*
Loss from discontinued operations	$-	$-	*
Net loss	$(0.01)	$-	*

Weighted average shares outstanding – basic and diluted	22,640,000	22,640,000

* Per share loss is less than $0.01.

The accompanying notes are an integral part of these financial statements.

NASUS CONSULTING, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months ended June 30,		May 27, 2009 (Inception) Through June 30, 2010
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(212,744)	$(110,926)	$(888,993)
Adjustments used to reconcile net loss to net cash used in operating activities:
Loss from disposition of net assets from discontinued operations	-	10,435
Services exchanged for stock subscription	-	4,560	4,560
Depreciation and amortization	-	722	-
Changes in operating assets and liabilities:
Accounts receivable	-	317	-
Prepaid expense	10,000	(482)	-
Accrued liability – officer	(5,000)	-	-
Accounts payable and accrued liabilities	(5,878)	17,233	3,639
Accrued interest – related parties	32,720	-	48,366
Net cash used in operating activities	(180,902)	(78,141)	(832,428)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - related party	-	50,000	125,000
Proceeds from notes payable – related party	83,000	-	708,700
Distribution to former common stockholders	-	(1,369)	-
Net cash provided by financing activities	83,000	48,631	833,700

Net increase (decrease) in cash and cash equivalents	(97,902)	(29,510)	1,272
Cash and cash equivalents at beginning of period	99,174	33,979	-
Cash and cash equivalents at end of period	$1,272	$4,469	$1,272

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

Nature of Operations

Effective as of the Transaction Date, we ceased operating our IT services business, and as a result, we no longer derive any revenues from this business.  As of the Transaction Date, we are currently a development stage company and have not recorded any revenues to date.  From that date, our new management has applied the resources of the Company to the initial stages of development of a range of Massively Multiplayer Online ("MMO"), virtual reality experiences for on-line internet entertainment, education, social and business interactive purposes.   We have been negotiating the potential purchase or an exclusive licensing arrangement of certain technology from Idea Fabrik SA (“Idea Fabrik”), domiciled in Luxembourg. That technology, if purchased or licensed by us, is intended to serve as the foundation platform for the MMO development. We have been and continue to be engaged in conceptual product design, market analysis, detailed business plan development and testing and evaluation of the some of the additional technologies we believe will be required to develop our potential product offerings.  As part of that activity we used a development license we purchased to create prototypical demonstration models.  As that license has expired and we do not currently expect to secure a renewal or extension, we are not currently creating any additional prototype models.

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

Recently Issued Accounting Pronouncements

We have reviewed all of the FASB’s Accounting Standard Updates through the filing date of this report and have concluded that none will have a material impact on our future financial statements.

NASUS CONSULTING, INC.
(A Development Stage Company)
Notes to Financial Statements (Unaudited)

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with US GAAP, which contemplate our continuation as a going concern, whereby the realization of assets and liquidation of liabilities are in the ordinary course of business.  However, the report of our independent registered public accounting firm on our financial statements, as of and for the year ended December 31, 2009, contains an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. The “going concern” qualification results from, among other things, our development-stage status, no revenue recognized since inception and our net losses from inception as a development stage company, which total approximately $889,000, the outstanding and currently anticipated contractual commitments under notes payable arrangements with related parties and uncertainty in raising additional capital.  As of June 30, 2010, we had a deficit accumulated during the development stage of $888,993 and cash and cash equivalents of $1,272.  Since the Transaction Date, we have funded our operations through notes payable, which have totaled $833,700 plus accrued interest of $48,366 through June 30, 2010.  A director of our board of directors (the “Board”) has loaned us $125,000 and Idea Fabrik has loaned us $708,700.  See further discussion of these related party notes in Note 5.  These conditions raise substantial doubt as to our ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be different should we be unable to continue as a going concern.

Management recognizes that we must generate additional cash resources to enable us to continue operations and to develop our intended product offerings. During the first half of 2010, we have had to reduce significantly the level of activity in all areas due to capital constraints. We intend to raise additional financing through debt or equity financings or other means, however, there is no assurance that we will be successful in raising sufficient additional capital.

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

Operating results from discontinued operations for the three months and six months ended June 30, 2009 were as follows:

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009

Revenue – software services	$56,630	$149,587

Selling, general and administrative expenses	60,422	151,165

Loss from operations	(3,792)	(1,578)

Interest income	-	67

Loss on disposition of net assets	(10,435)	(10,435)

Loss before income taxes	(14,227)	(11,946))

Income tax provision	-	(456)

Loss from discontinued operations, net of tax	$(14,227)	$(12,402)

NOTE 5 – RELATED PARTY DEBT OBLIGATIONS

On June 29, 2009, we executed two unsecured note payable agreements in the principal amounts of $33,000 and $17,000, respectively, with one of the directors on our Board (the “Director Investor”).  These notes bear interest at the rate of 8% per annum and all principal and accrued interest was originally due on June 29, 2010.  The maturity date on both of these notes has been extended to October 31, 2010 at the mutual agreement of both the Director Investor and the Company.

On July 8, 2009, we executed an unsecured note payable in the principal amount of $25,000 with the Director Investor.  This note bears interest at the rate of 8% per annum and all principal and accrued interest was originally due on July 8, 2010.  The maturity date on this note has been extended to October 31, 2010 at the mutual agreement of both the Director Investor and the Company.

On August 11, 2009, we executed an unsecured note payable in the principal amount of $100,000 with Idea Fabrik.  This note bears interest at the rate of 8% per annum and all principal and accrued interest was originally due on August 11, 2010.  The maturity date on this note has been extended to October 31, 2010 at the mutual agreement of both Idea Fabrik and the Company.

On August 25, 2009, we executed an unsecured note payable in the principal amount of $100,000 with Idea Fabrik.  This note bears interest at the rate of 8% per annum and all principal and accrued interest was originally due on August 25, 2010. The maturity date on this note has been extended to October 31, 2010 at the mutual agreement of both Idea Fabrik and the Company.

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

On July 10, 2010, we executed an unsecured note payable in the principal amount of $33,000 with Idea Fabrik.  As of June 30, 2010, Idea Fabrik had advanced a total of $23,000 related to this note and advanced an additional $10,000 in July 2010.  This note bears interest at the rate of 8% per annum and all principal and accrued interest are due on July 10, 2011.

NASUS CONSULTING, INC.
(A Development Stage Company)
Notes to Financial Statements (Unaudited)

Related party notes payable at June 30, 2010 are as follows:

Note Holder	Principal plus Accrued Interest	Due Date

Director investor	$35,752	October 31, 2010
Director investor	18,417	October 31, 2010
Director investor	27,043	October 31, 2010
Director investor	53,084	September 30, 2010
	134,296

Idea Fabrik	107,370	October 31, 2010
Idea Fabrik	107,040	October 31, 2010
Idea Fabrik	212,475	September 28, 2010
Idea Fabrik	18,791	September 30, 2010
Idea Fabrik	8,490	October 2, 2010
Idea Fabrik	104,757	November 30, 2010
Idea Fabrik	104,086	December 24, 2010
Idea Fabrik	51,544	February 12, 2011
Idea Fabrik	10,176	April 13, 2011
Idea Fabrik	23,041	July 10, 2011
	747,770

	$882,066

For the six months ended June 30, 2010, we recorded expenses related to consulting services provided by Princeton Partners LLC, whom our CEO is the principal of, in the amount of $41,060.

For the six months ended June 30, 2010, we recorded expenses related to financial and accounting services provided by a non-employee officer of the Company in the amount $13,805.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

In October 2009, we executed a six-month agreement with a public relations firm (the “Firm”) in the amount of $35,000 per month.  We made one payment in the amount of $35,000 and elected to terminate the agreement after the first month, and as allowed for under the agreement.  In April 2010, the Firm communicated to us that we owe an additional $70,000 under the contract, a claim that we vehemently deny.  The Firm has not communicated any claim in writing, and no legal action has been taken by the Firm or us.  We believe the claim to be frivolous and without merit, and accordingly, no adjustment has been made to our financial statements as of June 30, 2010.

We have reviewed events subsequent to June 30, 2010 through the date of the filing of this report.

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

Effective as of the Transaction Date, we ceased operating our IT services business, and as a result, we no longer derive any revenues from this business.  As of the Transaction Date, we are currently a development stage company and have not recorded any revenues to date.  From that date, our new management has applied the resources of the Company to the initial stages of development of a range of Massively Multiplayer Online ("MMO"), virtual reality experiences for on-line internet entertainment, education, social and business interactive purposes.   We have been negotiating the potential purchase or an exclusive licensing arrangement of certain technology from Idea Fabrik SA (“Idea Fabrik”), domiciled in Luxembourg.  That technology, if purchased or licensed by us, is intended to serve as the foundation platform for the MMO development.  We yet have not been able to complete the negotiation of that license or purchase.  We have been and continue to be engaged in conceptual product design, market analysis, detailed business plan development and testing and evaluation of the some of the additional technologies we believe will be required to develop our potential product offerings.  As part of that activity, we used a development license that we purchased to create prototypical demonstration models.  As that license has expired and we do not currently expect to secure a renewal or extension, we are not currently creating any additional prototype models.

During the first half of 2010, we have had to reduce  to a very low level of activity in all areas due to capital constraints.

Results of Operations – For the Three Months Ended June 30, 2010 (the “June 2010 Quarter”) as Compared to the Three Months Ended June 30, 2009 (the “June 2009 Quarter”)

For the June 2010 Quarter, we recorded a net loss of $56,280 as compared to a net loss of $87,251 or a decrease of $30,971. The decrease was primarily attributable to a decrease in general and administrative expenses of $35,244, which was primarily due to a decrease in software development expense of approximately $25,000 and a decrease in legal expenses of approximately $10,000.  The decrease in software development expense was a result of the company’s lack of cash funding during the June 2010 Quarter.

Interest expense for the June 2010 quarter was $16,860 as compared to $-0- for the June 2009 quarter.  The increase was a result of notes payable that were executed beginning at the end of June 2009 and continuing through June 2010.  As of June 30, 2010, we had a total of $833,700 in debt principal outstanding versus no debt outstanding at June 30, 2009.

During the June 2009 quarter, we recorded a loss from discontinued operations of our former IT services business of $14,227.

Results of Operations – For the Six Months Ended June 30, 2010 (the “First Half of 2010”) as Compared to the Six Months Ended June 30, 2009 (the “First Half of 2009”)

For the First Half of 2010, we recorded a net loss of $212,744 as compared to a net loss of $110,926 for the First Half of 2009, or an increase of $101,818.  The increase was primarily attributable to an increase in general and administrative expenses of approximately $80,000.  This increase was primarily due to increases in the First Half of 2010 in software development, which increased approximately $31,000; corporate officer compensation, which increased approximately $48,000 as a result of recording compensation for new corporate officers that commenced services in the June 2009 quarter as contrasted with the accounting treatment of the former corporate officer’s compensation for the First Half of 2009, which was reflected in the loss from discontinued operations; strategic planning, which increased $35,000 and was a result of costs associated with our software development business, which commenced in May 2009.

Interest expense for the First Half of 2010 was $32,720 as compared to $-0- for the First Half of 2009.  The increase was a result of notes payable that were executed beginning at the end of June 2009 and continuing through June 2010.  As of June 30, 2010, we had a total of $833,700 in debt principal outstanding versus no debt outstanding at June 30, 2009.

During the First Half of June 2009, we recorded a loss from discontinued operations of our former IT services business of $12,402.

Liquidity and Capital Resources

Our financial statements as presented in Item 1 of this report have been prepared in conformity with US GAAP, which contemplate our continuation as a going concern. However, the report of our independent registered public accounting firm on our financial statements, as of and for the year ended December 31, 2009, contains an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. The “going concern” qualification results from, among other things, our development-stage status, no revenue recognized since inception and our net losses from inception as a development stage company, which total approximately $889,000, the outstanding and currently anticipated contractual commitments under notes payable arrangements with related parties and uncertainty in raising additional capital.  Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary if we were unable to continue as a going concern.

As of March 31, 2010, we had $1,272 in cash and, since the Transaction Date, have funded our operations exclusively through short-term notes payable with related parties. The capital required to execute our total business vision and objectives is significant.  In 2010, we continue to be engaged in efforts to raise capital to fund the working capital requirements and product development necessary to meet our product business objectives. At present, we have been unsuccessful in raising capital in sufficient amounts to meet those objectives.  During the First Half of 2010, we have had to reduce significantly our development activities in order to conserve cash.  At this time, there is no assurance that we will be successful in raising the sufficient additional capital that is required to execute our product development and commercialization plans.

Cash and Cash Flows

Our cash and cash equivalents at June 30, 2010 were $1,272 as compared to $99,174 at December 31, 2009 and $4,469 at June 30, 2009.  For the six months ended June 30, 2010, net cash used in operations was approximately $181,000, which was primarily attributable to the net loss for this period of $212,744.  For this same period, the primary source of cash from operations was an increase in accrued interest on notes payable in the amount of $32,720.  For the six months ended June 30, 2009, net cash used in operations was approximately $78,000 and was primarily attributable to the net loss for this period of $110,926.  For this same period, the primary sources of cash from operations were increases in accounts payable and accrued liabilities of approximately $17,000 due to timing of related payments, and a non-cash charge recorded of approximately $10,000 for the loss from disposition of assets from discontinued operations, which occurred during the June 2009 quarter.

We had no cash flows from investing activities for the six months ended June 30, 2010 or 2009.  For the six months ended June 30, 2010, net cash provided by financing activities was $83,000 and was comprised of cash proceeds from notes payable with Idea Fabrik.  For the six months ended June 30, 2009, net cash provided by financing activities was $50,000 and was comprised cash proceeds from notes payable with the Director Investor.

Note payable agreements

On June 29, 2009, we executed two unsecured note payable agreements in the principal amounts of $33,000 and $17,000, respectively, with one of the directors on our Board (the “Director Investor”).  These notes bear interest at the rate of 8% per annum and all principal and accrued interest was originally due on June 29, 2010.  The maturity date on both of these notes has been extended to October 31, 2010 at the mutual agreement of both the Director Investor and the Company.

On July 8, 2009, we executed an unsecured note payable in the principal amount of $25,000 with the Director Investor.  This note bears interest at the rate of 8% per annum and all principal and accrued interest was originally due on July 8, 2010.  The maturity date on this note has been extended to October 31, 2010 at the mutual agreement of both the Director Investor and the Company.

On August 11, 2009, we executed an unsecured note payable in the principal amount of $100,000 with Idea Fabrik.  This note bears interest at the rate of 8% per annum and all principal and accrued interest was originally due on August 11, 2010.  The maturity date on this note has been extended to October 31, 2010 at the mutual agreement of both Idea Fabrik and the Company.

On August 25, 2009, we executed an unsecured note payable in the principal amount of $100,000 with Idea Fabrik.  This note bears interest at the rate of 8% per annum and all principal and accrued interest was originally due on August 25, 2010. The maturity date on this note has been extended to October 31, 2010 at the mutual agreement of both Idea Fabrik and the Company.

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

On July 10, 2010, we executed an unsecured note payable in the principal amount of $33,000 with Idea Fabrik.  As of June 30, 2010, Idea Fabrik had advanced a total of $23,000 related to this note and advanced an additional $10,000 in July 2010.  This note bears interest at the rate of 8% per annum and all principal and accrued interest are due on July 10, 2011.

Contractual Obligations

Our obligations at June 30, 2010 were comprised of notes payable with related parties that bear interest at 8%, compounded quarterly.  $640,613 in principal and accrued interest is due on or before June 30, 2011 and $241,453 in principal and accrued interest is due after June 30, 2011.

Note Holder	Principal plus Accrued Interest	Due Date

Director investor	$35,752	October 31, 2010
Director investor	18,417	October 31, 2010
Director investor	27,043	October 31, 2010
Director investor	53,084	September 30, 2010
	134,296

Idea Fabrik	107,370	October 31, 2010
Idea Fabrik	107,040	October 31, 2010
Idea Fabrik	212,475	September 28, 2010
Idea Fabrik	18,791	September 30, 2010
Idea Fabrik	8,490	October 2, 2010
Idea Fabrik	104,757	November 30, 2010
Idea Fabrik	104,086	December 24, 2010
Idea Fabrik	51,544	February 12, 2011
Idea Fabrik	10,176	April 13, 2011
Idea Fabrik	23,041	July 10, 2011
	747,770

	$882,066

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

Our Certifying Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act as of June 30, 2010.  Based on this evaluation, our Certifying Officer concluded that our disclosure controls and procedures were effective as of this date.

Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2010 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION.

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

As a smaller reporting company, we are not required to provide the information under this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

The exhibits identified below are filed as part of this report:

EXHIBIT #                      DESCRIPTION

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed on April 7, 2008)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed on April 8, 2009)

3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K filed on April 8, 2009)

31.1	Certification of Chief Executive and Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 #

32.1	Certification of Chief Executive and Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code #

# Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NASUS CONSULTING, INC.

August 16, 2010	By: /s/ John Jenkins
John Jenkins
Chief Executive and Chief Financial Officer
(Principal Executive and Financial Officer)