Form 10-Q
period 2010-09-30
National Asset Recovery Corp.
filed 2010-11-02
CIK 1430683

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

                      Commission file number: 333-150135

                         NATIONAL ASSET RECOVERY CORP.
            (Exact Name of Registrant as Specified in Its Charter)

Nevada	04-3526451
(State or other jurisdiction of
incorporation or organization)	(I.R.S. Employer
Identification No.)

                          9000 Burma Road, Suite 103
                         Palm Beach Gardens, FL 33403
         (Address of principal executive offices, including zip code)

                                (561) 932-1422
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes [X]   No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section
232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes[ ] No[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]
Accelerated filer [  ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company) Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]  No [X]

The number of shares outstanding of the registrant's common stock as of November 1, 2010 was 82,640,000.

                         National Asset Recovery Corp.
                         (A Development Stage Company)

                               TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

 										Page

Balance Sheets - September 30, 2010 (unaudited) and December 31, 2009		3

Statements of Operations - For the nine months ended September 30, 2010 and 2009, and May 27, 2009 (Inception) through September 30, 2010
(unaudited)									4

Statements of Cash Flows - For the nine months ended September 30, 2010 and 2009, and May 27, 2009 (Inception) through September 30, 2010
(unaudited)									5

Notes to Financial Statements (unaudited)					6

Item 2.  Management's Discussion and Analysis of Financial Condition and
Results of Operations.								14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.		17

Item 4T.  Controls and Procedures.						17

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.							18


Item 1A. Risk Factors.								18

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.		18

Item 3.  Defaults Upon Senior Securities.					18

Item 5.  Other Information.							19

Item 6.  Exhibits.								19

Signature									20

Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

                      NATIONAL ASSET RECOVERY CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS

							September 30,	December 31,
							2010		2009
							--------------- ---------------
ASSETS	(Unaudited)

Current Assets:
Cash and Cash Equivalents				$406,973	$-
Marketable Securities					100,000
Accounts Receivable					-		-
							--------------- ---------------
Total Current Assets					506,973		-

PROPERTY AND EQUIPMENT, net				18,746		-

Other Assets:
Intangible Asset-Client List				98,183
Deposits and Prepaid Expenses				28,688		-
							--------------- ---------------
TOTAL ASSETS						$652,590	$-
							=============== ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts Payable					$840		$-
							--------------- ---------------
Total Current Liabilities				840		-
							--------------- ---------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock, $.001 par value; 200,000,000 shares
 authorized 82,640,000 and -0- shares issued and
 outstanding at September 30, 2010 and
 December 31, 2009 (respectively)			82,640		-
Additional Paid in Capital				649,505		-
Accumulated Deficit					(80,395)	-
							--------------- ---------------
TOTAL STOCKHOLDERS' EQUITY				651,750		-
							--------------- ---------------
TOTAL LIABILITIES & STOCKHOLDERS EQUITY			$652,590	$-
							=============== ===============

        See accompanying notes to the unaudited Condensed Consolidated
                             Financial Statements

                      NATIONAL ASSET RECOVERY CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

						Three Months Ended		Nine Months Ended
						September 30,			September 30,
						2010		2009		2010		2009
						--------------- --------------- --------------- ---------------
Revenue						$-		$-		$-		$-
Cost of Sales					-		-		-		-
						--------------- --------------- --------------- ---------------
Gross Profit					-		-		-		-

Selling, General and Administrative Expenses	80,395		-		80,395		-
						--------------- --------------- --------------- ---------------
Loss from Operations				(80,395)	-		(80,395)	-
						--------------- --------------- --------------- ---------------
Other Income (Expense)
Interest Expense				-		-		-		-
Interest Income					-		-		-		-
						--------------- --------------- --------------- ---------------

Total Other Income (Expense)			-		-		-		-
						--------------- --------------- --------------- ---------------
Loss Before Income Taxes			(80,395)	-		(80,395)	-

Income Tax Benefit				-		-		-		-
						--------------- --------------- --------------- ---------------
Net Loss					$(80,395)	$-		$(80,395)	$-
						=============== =============== =============== ===============

						--------------- --------------- --------------- ---------------
Loss Per Share-Basic and Diluted		$(0.00)		$-		$(0.00)		$(0.00)
						=============== =============== =============== ===============
Weighted Average Common Shares
Outstanding -Basic and Diluted			82,640,000	1		82,640,000	1
						=============== =============== =============== ===============

        See accompanying notes to the unaudited Condensed Consolidated
                             Financial Statements

                      NATIONAL ASSET RECOVERY CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

							Nine Months	Nine Months
							Ended		Ended
							September 30,	September 30,
							2010		2009
							--------------- ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss						$(80,395)	$-
  Adjustments to reconcile net loss to net cash used
   in operating activities:
  Changes in operating assets and liabilities:
  Decrease (Increase) in assets:
    Prepaid Expenses and Deposits			(28,688)	-
    Intangible Asset Costs				(98,183)
    Increase (Decrease) in liabilities:
    Accounts payable and accrued expenses		840		-
							--------------- ---------------
Net Cash Used In Operating Activities			(206,426)	-
							--------------- ---------------
Cash Flows from Investing Activities
Marketable Securities redeemed (purchased)		(100,000)	-
Fixed Assets Purchased					(18,746)	-
							--------------- ---------------
Net Cash( Used In) Provided by Investing Activities	(118,746)	-
							--------------- ---------------
Cash Flows from Financing Activities
Private Placement-Net of expenses			732,145
Repurchase of Stock							-
							--------------- ---------------
Net Cash Provided by(Used In) Financing Activities	732,145		-

NET DECREASE IN CASH AND CASH EQUIVALENTS		406,973		-
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD		-		-
							--------------- ---------------
CASH AND CASH EQUIVALENTS, END OF PERIOD		$406,973	$-
							=============== ===============
  SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
  SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Interest paid during the period				$4,000		$-
							=============== ===============
Income taxes paid during the period			$-		$-
							=============== ===============

        See accompanying notes to the unaudited Condensed Consolidated
                             Financial Statements

                      NATIONAL ASSET RECOVERY CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

NOTE 1  ORGANIZATION AND CAPITALIZATION

Organization

National Asset Recovery Corporation formally known as Nasus Consulting, Inc. is a Nevada corporation incorporated in February 2009 and the successor by merger to a Massachusetts corporation incorporated on August 1, 2000. Prior to May 27, 2009, the Company provided professional information technology ("IT") services, including software and hardware installation, data conversion, training, and software product modifications to businesses.

On August 27, 2010, the Company changed its business model to be a repossession company of motor vehicles, luxury assets and heavy equipment. The Company's intended clients are proposed to be banks and lenders that have loaned money to consumers who purchased autos/trucks, airplanes, boats/yachts and construction equipment. The Company plans to enter the market in Florida and to expand nationwide with strategic mergers and alliances.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

Interim Consolidated financials statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financials statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2009 as filed with the Securities and Exchange Commission as an exhibit to our Form 10-K.

USE OF ESTIMATES

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. At September 30, 2010 and December 31, 2009, the Company had cash equivalents in the amount of approximately $406,972, and $-0-, respectively, all in low risk investments.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company accounts for the impairment of long-lived assets in accordance with ASC Topic 360, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("ASC Topic 360") requires write-downs to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

If the long-lived assets are identified as being planned for disposal or sale, they would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. As of September 30, 2010 and 2009 there were no impairments of long-lived assets.

REVENUE RECOGNITION

The Company recognizes revenue in accordance with the Securities and Exchange Commission, Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition" ("SAB No. 104"). SAB 104 clarifies application of generally accepted accounting principles related to revenue transactions. The Company also follows the guidance in ASC Topic 980, Revenue Arrangements with Multiple Deliverables ("ASC Topic 980"), in arrangements with multiple deliverables.

The Company recognizes revenues when all of the following criteria are met:
(1) persuasive evidence of an arrangement exists, (2) delivery of products and services has occurred, (3) the fee is fixed or determinable and (4) collectability is reasonably assured.

The Company receives revenue for recovering assets for secured lenders that desire to repose boats, cars, planes and heavy equipment. Milestone payments are recognized as revenue upon achievement of contract-specified events and when there are no remaining performance obligations.

In certain cases, the Company enters into agreements with customers that involve the delivery of more than one product or service. Revenue for such arrangements is allocated to the separate units of accounting using the relative fair value method in accordance with ASC Topic 980. The delivered item(s) is considered a separate unit of accounting if all of the following criteria are met: (1) the delivered item(s) has value to the customer on a standalone basis, (2) there is objective and reliable evidence of the fair value of the undelivered item(s) and (3) if the arrangement includes a general right of return, delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the vendor. If all the conditions above are met and there is objective and reliable evidence of fair value for all units of accounting in an arrangement, the arrangement consideration is allocated to the separate units of accounting based on their relative fair values.

There have been no returns through September 30, 2010. Therefore, a sales return allowance has not been established since management believes returns will be insignificant.

PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost and depreciated over the estimated useful lives of the assets using the straight-line method. When items are retired or otherwise disposed of, income is charged or credited for the difference between net book value and proceeds realized thereon. Ordinary maintenance and repairs are charged to expense as incurred, and replacements and betterments are capitalized.

The range of estimated useful lives used to calculate depreciation for property and equipment are as follow:

Asset Category		Depreciation/Amortization Period

Furniture and Fixture	5 Years

Office equipment	5 Years

Leasehold improvements	2 Years

INCOME TAXES

Deferred income taxes are provided based on the provisions of ASC Topic 740, "Accounting for Income Taxes", to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Based on its evaluation, the Company concluded that there are no significant uncertain tax positions requiring recognition in its consolidated financial statements. The evaluation was performed for the tax years ended December 31 2009, the tax years which remain subject to examination by major tax jurisdictions as of September 30, 2010.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company's financial results. In the event the Company has received an assessment for interest and/or penalties, it has been classified in the consolidated financial statements as selling, general and administrative expense.

The Company adopted the provisions of ASC Topic 740; "Accounting For Uncertainty In Income Taxes-An Interpretation Of ASC Topic 740 ("Topic 740"). Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At September 30, 2010 and December 31, 2009, the Company did not record any liabilities for uncertain tax positions.

CONCENTRATION OF CREDIT RISK

Financial   instruments   that   potentially   subject   the Company  to
concentrations of credit risk consist principally of cash. The Company maintains cash balances at one financial institution, which is insured by the Federal Deposit Insurance Corporation ("FDIC"). The FDIC insured institution insures up to $250,000 on account balances. The amounts that are not insured by FDIC limitations are held in short-term securities. As of September 30, 2010 and December 31, 2009, there were no uninsured balances. The company has not experienced any losses in such accounts.

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is computed in accordance with ASC Topic 260, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period.

ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company applies ASC Topic 718 "Share-Based Payments" ("ASC Topic 718") to share-based compensation, which requires the measurement of the cost of services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. Compensation cost is recognized when the event occurs. The Black-Scholes option-pricing model is used to estimate the fair value of options granted.

For the quarters ended September 30, 2010 and year September 30, 2009, the Company did not grant any stock options.

NON-EMPLOYEE STOCK BASED COMPENSATION

The cost of stock-based compensation awards issued to non-employees for services are recorded, in accordance with ASC Topic 505- 50 "Equity-Based Payments to Non-Employees," at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines.

COMMON STOCK PURCHASE WARRANTS

The Company accounts for common stock purchase warrants in accordance ASC Topic 815 "Derivatives and Hedging". The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement, or
(ii) gives the company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the company), or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

RECLASSIFICATIONS

Certain prior periods' balances have been reclassified to conform to the current period's financial statement presentation. These reclassifications had no impact on previously reported results of operations or stockholders' equity.

RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2010-06, "Fair Value Measurements and Disclosures," which amends the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuance, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. The guidance is effective for annual and interim reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual and interim periods beginning after December 15, 2010. The Company adopted these amendments in the first quarter of 2010 and the adoption did not have a material impact on the disclosures in the Company's consolidated financial statements.

In September 2009, the FASB issued ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which changes various aspects of accounting for and disclosures of interests in variable interest entities. ASU 2009-17 is effective for interim and annual periods beginning after November 15, 2009. The Company adopted these amendments in the first quarter of 2010 and the adoption did not have a material impact on the Company's consolidated financial statements.

In September 2009, the Financial Accounting Standards Board ("FASB") issued authoritative guidance on accounting for transfers of financial assets. This guidance was issued to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. This guidance is effective for fiscal years and interim periods beginning after November 15, 2009. The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In July 2010, the Financial Accounting Standards Board ("FASB") issued new accounting guidance that will require additional disclosures about the credit quality of loans, lease receivables and other long-term receivables and the related allowance for credit losses. Certain additional disclosures in this new accounting guidance will be effective for the Company on December 31, 2010 with certain other additional disclosures that will be effective on March 31, 2011. The Company does not expect the adoption of this new accounting guidance to have a material impact on its consolidated financial statements.

In April 2010, the FASB issued ASU 2010-13, "Compensation - Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades." ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010 and are not expected to have a significant impact on the Company's consolidated financial statements.

In March 2010, the FASB issued ASU No. 2010-11, "Derivatives and Hedging (Topic 815) - Scope Exception Related to Embedded Credit Derivatives." ASU 2010-11 clarifies that the only form of an embedded credit derivative that is exempt from embedded derivative bifurcation requirements are those that relate to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The provisions of ASU 2010-11 will be effective on July 1, 2010 and are not expected to have a significant impact on the Company's consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-14, "Software (Topic 985) - Certain Revenue Arrangements That Include Software Elements (A Consensus of the FASB Emerging Issues Task Force)". ASU 2009-14 requires tangible products that contain software and non-software elements that work together to deliver the products essential functionality to be evaluated under the accounting standard regarding multiple deliverable arrangements. This standard update is effective January 1, 2011 and may be adopted prospectively for revenue arrangements entered into or materially modified after the date of adoption or retrospectively for all revenue arrangements for all periods presented. The Company does not expect that this standard update will have a significant impact on its consolidated financial statements.

In September 2009, the FASB issued certain amendments as codified in ASC Topic 605-25, "Revenue Recognition; Multiple-Element Arrangements." These amendments provide clarification on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. An entity is required to allocate revenue in an arrangement using estimated selling prices of deliverables in the absence of vendor-specific objective evidence or third-party evidence of selling price. These amendments also eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. The amendments significantly expand the disclosure requirements for multiple-deliverable revenue arrangements. These provisions are to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after September 15, 2010, with earlier application permitted. The Company will adopt the provisions of these amendments in its fiscal year 2011 and is currently evaluating the impact of these amendments to its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 3 INCOME TAXES

As of September 30, 2010 and December 31, 2009 the Company had Federal and state net operating losses of approximately $80,395 and $-0-, that are subject to limitations. The losses are available to offset future income. The net operating loss carry forwards will expire in various years through 2028 subject to limitations of Section 382 of the Internal Revenue Code, as amended. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

The Company adopted ASC 740 which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between Consolidated Financial Statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change", as defined by the Internal Revenue Code. Federal and state net operating losses are subject to limitations as a result of these restrictions. The Company experienced a substantial change in ownership exceeding 50%. As a result, the Company's ability to utilize its net operating losses against future income has been significantly reduced.

The temporary differences that give rise to deferred tax assets and liabilities are as follows:

						September 30,	December 31,
						2010		2009

Deferred tax asset due net operating losses	$27,000		$-0-
Less: Valuation allowance			(27,000	)	(0)
Net deferred tax asset				$0		$0

In assessing the amount of deferred tax asset to be recognized, management considers whether it is more likely than not that some of the losses will be used in the future. Management expects that they will not have benefit in the future. Accordingly, a full valuation allowance has been established.

NOTE 4- FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist primarily of cash, cash equivalents, and marketable securities, accounts receivable, accounts payable, accrued expenses, and debt. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and/or approximate market interest rates of these instruments. The estimated fair value is not necessarily indicative of the amounts the Company would realize in a current market exchange or from future earnings or cash flows.

The Company adopted Statement of ASC Topic 820 Fair Value Measurements ("ASC Topic 820"), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The standard provides a consistent definition of fair value which focuses on an exit price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard also prioritizes, within the measurement of fair value, the use of market-based information over entity specific information and establishes a three-level hierarchy for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date.

The three-level hierarchy for fair value measurements is defined as follows:

*	Level 1 - inputs to the valuation methodology are quoted prices
(unadjusted) for identical assets or liabilities in active markets;

*	Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable or the asset or liability other than quoted prices, either directly or indirectly including inputs in markets that are not considered to be active;

*	Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement

Assets measured at fair value on a recurring basis are summarized below:

								Fair value measurement at reporting date using

Description			September 30,	Quoted Prices in Active		Significant Other	Significant
				2010		Markets for Identical Assets	Observable Inputs	Unobservable Inputs
						(Level 1)			(Level 2)		(Level 3)
Assets

Cash and  Cash Equivalents:

  Bank Accounts			$406,973	$406,973			-			-
  Marketable securities:
  Common Stock			100,000		100,000
    Preferred/Fixed
    Rate Cap
    Securities

Total Assets			$506,973	$506,973			-			-

No other than temporary impairments were recognized for the quarter ended September 30, 2010 and the year ended December 31, 2009.

NOTE 5 - CAPITAL STOCK AND EQUITY AND BOARD OF DIRECTORS CHANGE

On August 27, 2010, the Company issued an aggregate of 3,020,367 shares of common stock to a total of 15 individuals for gross proceeds of $1,663,557.75. The Company sold these shares of common stock pursuant to the registration exemption afforded the Company under Regulation S promulgated under the

Securities Act of 1933, as amended (the "Securities Act"), due to the facts that all of the purchasers were non-US residents and the Company did not solicit individuals or advertise the offering of securities.

On August 27, 2010, the Company issued an aggregate of 20,000,000 to William
G. Forhan in consideration for services rendered to the Company. The shares were issued pursuant to the registration exemption afforded the Company under
Section 4(2) of the Securities Act due to the fact that the issuance did not involve a public offering of securities and was made to one individual.

On August 27, 2010, the Company issued an aggregate of 20,000,000 to DewFish and Company, Inc. in consideration for services rendered to the Company. The shares were issued pursuant to the registration exemption afforded the Company under Section 4(2) of the Securities Act due to the fact that the shares were issued for services rendered, the issuance did not involve a public offering of securities and was made to one entity.

On August 27, 2010, the Company issued an aggregate of 20,000,000 to Ralph Oelbermann in consideration for consulting services rendered to the Company. The shares were issued pursuant to the registration exemption afforded the Company under Section 4(2) of the Securities Act due to the fact that the shares were issued for services rendered, the issuance did not involve a public offering of securities and was to one individual.

As a result of the Company issuing a total of 60,000,000 shares of common stock as reported in Item 3.02 above which is incorporated by reference herein, there was in effect, a change of control of the Company. The persons who acquired such control are William G. Forhan, DewFish and Company, Inc. and Ralph Oelbermann, each beneficially owning approximately 23.35% of the Company's common stock and together, approximately 70.04%.

In connection with the August 27, 2010 change of control Oleksandr Shalash, John Jenkins and Thomas Kellgren each resigned from the Board of Directors of the Company. John Jenkins also resigned as the Company's Chief Executive Officer and Chief Financial Officer, and Robert Ogden resigned as the Company's Treasurer and Secretary. There were no disagreements between the Company and any of the directors or officers who resigned.

Upon the aforementioned resignations, William G. Forhan, Robert Kuechenberg, Brad Shrader and Steven York were subsequently elected as the Company's directors by majority consent of the common stockholders. The Board of Directors then appointed Mr. Forhan as the Company's Chief Executive Officer

and Chief Financial Officer, and Mr. Brad Shrader as the Company's Chief Operating Officer.

Common Stock

The Company had 200,000,000 shares of $.001 par value common stock authorized as of September 30, 2010 and December 31, 2009. Total shares issued and outstanding were 82,640,000 as of September 30, 2010 and 22,640,000 as of December 31, 2009.

Options

As of September 30, 2010 and December 31, 2009, no options to purchase common stock of the Company were issued and outstanding

NOTE 6 - COMMITMENTS AND CONTINGENCIES

The Company's executive and operations offices are located in Palm Beach Gardens, Florida. The Company pays rent on a monthly basis of $10,859 per
month.   The current lease arrangement expires on September 30, 2011.

The Company entered into various consulting agreements related to services to be rendered by the consultants. The agreements are on a month to month basis.

NOTE 9 - PROPERTY AND EQUIPMENT

Property and Equipment consist of the following:

Property and Equipment:				Estimated Life	September 30, 2010	December 31, 2009

Computer and software				5 Years		18,749			-0-
Total Property and Equipment					$18,749			-0-
Accumulated Depreciation					(0)			(0)
Total Property and Equipment, Net				$18,749			-0-

NOTE 7:  SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the filing date of this Form 10-Q for appropriate accounting and disclosures.

On October 19, 2010, National Asset Recovery Corp., a Nevada corporation (the "Company"), entered into an Asset Purchase Agreement (the "Agreement") with Advanced Recovery Florida, a sole proprietorship, and Michael James Blackburn, the owner of Advanced Recovery Florida (the "Owner").

Pursuant to the Agreement, the Company purchased 100% of the assets and certain liabilities of Advanced Recovery Florida in consideration of an aggregate of 625,000 full paid and non-assessable shares of Common Stock of the Company (the "Shares"), which represent approximately 0.7% of the issued and outstanding shares of Common Stock of the Company.

1	The Company's Shares shall be deemed to constitute $250,000.   The
number of shares is based at $0.40 per share, totaling 625,000 shares. All of the shares are deemed to be "restricted" as that term is defined in the Securities Act of 1933, as amended. If the closing price of the Company's Common Stock is such that the value of the Shares is less than $120,000 on the date which is six months after the issuance date (or next trading day in the event such date is a weekend day or holiday), the Company shall purchase an
aggregate of 300,000 shares of the Shares for $120,000.   Also, if the closing
price of the Company's shares of Common Stock on the date which is eight months after issuance (or next trading day in the event such date is a weekend day or holiday) is less than $0.40 per share, the Company shall issue additional shares of Common Stock to render the market value of the unsold Shares to be equal to $0.40 per share, up to an aggregate of $250,000. If NARC files for bankruptcy protection within the first 8 months then the Owner will receive all equipment returned and the leased buildings must be vacated immediately.

2	The Owner shall hold a lien(s) on the equipment that is to be transferred to the Company pursuant to the Agreement. The Owner shall perfect the lien(s) with the State of Florida. Once all terms of the above paragraph are met, the Owner shall issue a release of all liens on the equipment that is to be transferred to the Company.

3	The closing of the transaction shall take place at 10:00 a.m. Eastern
Time on the day all of the closing conditions set forth in the Agreement have been satisfied or waived, or at such other time and date as the parties shall agree in writing, at the offices of executive offices of the Company, or at another mutually agreed upon time and place.

One of the conditions to closing is that the Company shall have entered into a three-year employment agreement with the Owner pursuant to which the Owner shall serve as the Manager of the Company and shall receive a salary of $80,000 per year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Background and Current Operations

National Asset Recovery Corp (the "Company," "we," "us," or "our") is a Nevada corporation incorporated in February 2009 under the name "Nasus Consulting, Inc." and the successor by merger to a Massachusetts corporation incorporated on August 1, 2000.

On October 1, 2010, the Company changed its name from Nasus Consulting, Inc. to National Asset Recovery Corp.

On August 27, 2010, the Company changed its business model to be a repossession company of motor vehicles, luxury assets and heavy equipment. The Company's intended clients are proposed to be banks and lenders that have loaned money to consumers who purchased autos/trucks, airplanes, boats/yachts and construction equipment. The Company plans to enter the market in Florida and to expand nationwide with strategic mergers and alliances. To date, we have $652,590 in assets and a stockholders' equity of $651,750 and have not generated any revenues.

From May 27, 2009 to April 27, 2010, the Company was a development stage company engaged in the development of a range of Massively Multiplayer Online virtual reality experiences for on-line internet entertainment, education, social and business interactive purposes. Prior to May 27, 2009, the Company provided professional information technology ("IT") services, including software and hardware installation, data conversion, training, and software product modifications to businesses.

On August 27, 2010, the Board of Directors appointed William G. Forhan as a director of the Company. Oleksandr Shalash, John Jenkins and Thomas Kellgren then resigned from the Board of Directors of the Company. John Jenkins also resigned as the Company's Chief Executive Officer and Chief Financial Officer, and Robert Ogden resigned as the Company's Treasurer and Secretary. William
G. Forhan was then appointed as the Company's Chairman, Chief Executive Officer and Chief Financial Officer. There were no disagreements between the Company and any of the directors or officers who resigned.

On August 27, 2010, the Company issued an aggregate of 3,020,367 shares of common stock to a total of 15 individuals for gross proceeds of $1,663,557.75. The Company sold these shares of common stock pursuant to the registration exemption afforded the Company under Regulation S promulgated under the Securities Act of 1933, as amended (the "Securities Act"), due to the facts that all of the purchasers were non-US residents and the Company did not solicit individuals or advertise the offering of securities.

On August 27, 2010, the Company issued an aggregate of 20,000,000 to William
G. Forhan in consideration for services rendered to the Company. The shares were issued pursuant to the registration exemption afforded the Company under
Section 4(2) of the Securities Act due to the fact that William G. Forhan is the Chief Executive Officer and Director of the Company.

On August 27, 2010, the Company issued an aggregate of 20,000,000 to DewFish and Company, Inc. in consideration for services rendered to the Company. The shares were issued pursuant to the registration exemption afforded the Company under Section 4(2) of the Securities Act due to the fact that the shares were issued for services rendered and the issuance did not involve a public offering of securities.

On August 27, 2010, the Company issued an aggregate of 20,000,000 to Ralph Oelbermann in consideration for consulting services rendered to the Company. The shares were issued pursuant to the registration exemption afforded the Company under Section 4(2) of the Securities Act due to the fact that the shares were issued for services rendered, the issuance did not involve a public offering of securities and was to one individual.

As a result of the Company issuing a total of 60,000,000 shares of common stock as reported above, was in effect, a change of control of the Company. The persons who acquired such control are William G. Forhan, DewFish and Company, Inc. and Ralph Oelbermann, each beneficially owning approximately 24.2% of the Company's common stock and together, approximately 72.6%.

In connection with the August 27, 2010 change of control as described above, all of the Company's assets were transferred to Idea Fabrik SA, a business entity domiciled in Luxembourg ("Idea Fabrik"). In consideration for the asset transfer, Idea Fabrik agreed to cancel all debts of the Company which were evidenced by promissory notes held by Idea Fabrik. Idea Fabrik further agreed to assume certain debts of the Company evidenced by promissory notes held by Mr. Thomas Kellgren, a former director of the Company. The Company obtained a signed general release for each debt that was cancelled or transferred.

Results of Operations

For the Three and Nine Months Ended September 30, 2010 Compared to Three and Nine Months Ended September 30, 2009

Assets

At September 30, 2010, we had total assets of $652,590, compared to $109,174 compared to December 31, 2009. Total assets at September 30, 2010 consisted of $406,973 in cash on hand and $100,000 in securities, prepaid expenses of $28,688 and client list of $98,183. Total assets at December 31,2009 consisted of $99,174 in cash on hand and $10,000 in prepaid expenses.

Liabilities

Our total liabilities were $840 at September 30, 2010 compared to $780,863 at December 31, 2009. The decrease was primarily due to the forgiveness of debt from shareholders at the time of transfer of ownership to National Asset Recovery Corp.

Total Stockholders' Equity

Our stockholders' equity was $651,750 at September 30, 2010 compared to $(671,689) at December 31, 2009. The increase was due to transfer of ownership to National Asset Recovery Corp. and the stock offering

Revenues

Revenues for the three and nine months ended September 30, 2010 were $0 compared to $0 for the three and nine months ended September 30, 2009.

Cost of Sales

Cost of Sales for the three and nine month periods ended September 30, 2009 and 2010 were zero.

Expenses

The total General and Administrative (G&A) expenses for the three and nine months ended September 30, 2010 were $80,395, as compared to $242,327 for the three and nine months ended September 30, 2009. G&A expenses primarily consist of office rent, payroll, telephone charges and professional fees.

Net Losses

Net losses from operations for the three and nine months ended September 30, 2010 were $(80,395) and compared to a net loss of $(242,327) for the three and nine months ended September 30, 2009. The reduction in losses for the three months ended September 30, 2010 are due primarily to lower operating expenses. Since the Company's inception, it has incurred $(305,358) in net losses.

Liquidity and Capital Resources

Our financial statements as presented in Item 1 of this report have been prepared in conformity with US GAAP, which contemplate our continuation. However, the report of our independent registered public accounting firm on our financial statements, as of and for the year ended December 31, 2009, contains an explanatory paragraph expressing substantial doubt as to our ability to continue.

As of September 30, 2010, we had $406,973 in cash to date, we have funded our operations through a private placement as discuss above and short-term notes payable with related parties. The capital required to execute our total business vision and objectives is significant. In 2010, we continue to be engaged in efforts to raise capital to fund the working capital requirements and product development necessary to meet our product business objectives. At
present, we have been successful in raising  net of expenses $732,000.   At
this time, there is no assurance that we will be successful in raising additional capital that is required to execute our product development and commercialization plans.

Cash and Cash Flows

Our cash and cash equivalents at September 30, 2010 were $406,973 as compared to $-0- at December 31, 2009 For the nine months ended September 30, 2010, net cash used in operations was approximately $206,426, which was primarily attributable to the net loss for this period of $80,395. For this same period, last year there was no activity in the Company.

We had cash flows investments from investing activities for the nine months ended September 30, 2010 or 2009. For the nine months ended September 30, 2010, net cash provided by financing activities was $732,145and was comprised of proceeds from the previously discussed private placement.

Contractual Obligations

We had no contractual obligations at September 30, 2010 for any payables. The company completed an equity of $732,145.

ALL TRANSACTIONS BELOW WERE FORGIVEN WITH THE NEW CONTROL OF CORPORATION PLEASE REMOVE DATA BELOW.

Note Holder		Principal plus		Due Date
			Accrued Interest

Director investor	$35,752			October 31, 2010
Director investor	18,417			October 31, 2010
Director investor	27,043			October 31, 2010
Director investor	53,084			September 30, 2010

			134,296

Idea Fabrik		107,370			October 31, 2010
Idea Fabrik		107,040			October 31, 2010
Idea Fabrik		212,475			September 28, 2010
Idea Fabrik		18,791			September 30, 2010
Idea Fabrik		8,490			October 2, 2010
Idea Fabrik		104,757			November 30, 2010
Idea Fabrik		104,086			December 24, 2010
Idea Fabrik		51,544			February 12, 2011
Idea Fabrik		10,176			April 13, 2011
Idea Fabrik		23,041			July 10, 2011

			747,770

			$882,066

Critical Accounting Policies

Accounting Policies and Estimates

The preparation of our consolidated financials statements in conformity with accounting principles generally accepted in the United States of America requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financials statements and the reported amounts of revenues and expenses during the reporting period. Our management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

As such, in accordance with the use of accounting principles generally accepted in the United States of America, our actual realized results may differ from management's initial estimates as reported. A summary of significant accounting policies are detailed in notes to the consolidated financials statements which are an integral component of this filing.

Revenue Recognition

The Company recognizes revenue in accordance with the Securities and Exchange Commission, Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition" ("SAB No. 104"). SAB 104 clarifies application of generally accepted accounting principles related to revenue transactions. The Company also follows the guidance in FASB Accounting Standards Codification (ASC) Topic 605-25, Revenue Arrangements with Multiple Deliverables (formerly "EITF Issue No. 00-08-1"), in arrangements with multiple deliverables.

The Company recognizes revenues when all of the following criteria are met:
(1) persuasive evidence of an arrangement exists, (2) delivery of products and services has occurred, (3) the fee is fixed or determinable and (4) collectability is reasonably assured.

The Company receives revenue for consulting services, equipment sales, contractual services, and maintenance agreements. Revenue for consulting services is recognized as the services are provided to customers.. Milestone payments are recognized as revenue upon achievement of contract-specified events and when there are no remaining performance obligations.

Revenues from equipment sales and installation are recognized when equipment delivery and installation have occurred, and when collectability is reasonably assured.

In certain cases, the Company enters into agreements with customers that involve the delivery of more than one product or service. Revenue for such arrangements is allocated to the separate units of accounting using the relative fair value method in accordance with ASC Topic No. 605-25. The delivered item(s) is considered a separate unit of accounting if all of the following criteria are met: (1) the delivered item(s) has value to the customer on a standalone basis, (2) there is objective and reliable evidence of the fair value of the undelivered item(s) and (3) if the arrangement includes a general right of return, delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the vendor. If all the conditions above are met and there is objective and reliable evidence of fair value for all units of accounting in an arrangement, the arrangement consideration is allocated to the separate units of accounting based on their relative fair values.

Explicit return rights are not offered to customers; however, the Company may accept returns in limited circumstances. There have been no returns through September 30, 2010. Therefore, a sales return allowance has not been established since management believes returns will be insignificant.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information under this item.

Item 4T.  Controls and Procedures.

a) Evaluation of Disclosure Controls and Procedures

Our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of the last day of the fiscal period covered by this report, September 30, 2010. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

We are responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive and Financial Officer (the "Certifying Officer") to allow timely decisions regarding required disclosure.

Our Certifying Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act as of September 30, 2010. Based on this evaluation, our Certifying Officer concluded that our disclosure controls and procedures were effective as of this date.

b) Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2010 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION.

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

As a smaller reporting company, we are not required to provide the information under this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On August 27, 2010, the Company issued an aggregate of 3,020,367 shares of common stock to a total of 15 individuals for gross proceeds of $1,663,557.75. The Company sold these shares of common stock pursuant to the registration exemption afforded the Company under Regulation S promulgated under the Securities Act of 1933, as amended (the "Securities Act"), due to the facts that all of the purchasers were non-US residents and the Company did not solicit individuals or advertise the offering of securities.

On August 27, 2010, the Company issued an aggregate of 20,000,000 to William
G. Forhan in consideration for services rendered to the Company. The shares were issued pursuant to the registration exemption afforded the Company under
Section 4(2) of the Securities Act due to the fact that William G. Forhan is the Chief Executive Officer and Director of the Company.

On August 27, 2010, the Company issued an aggregate of 20,000,000 to DewFish and Company, Inc. in consideration for services rendered to the Company. The shares were issued pursuant to the registration exemption afforded the Company under Section 4(2) of the Securities Act due to the fact that the shares were issued for services rendered and the issuance did not involve a public offering of securities.

On August 27, 2010, the Company issued an aggregate of 20,000,000 to Ralph Oelbermann in consideration for consulting services rendered to the Company. The shares were issued pursuant to the registration exemption afforded the Company under Section 4(2) of the Securities Act due to the fact that the shares were issued for services rendered, the issuance did not involve a public offering of securities and was to one individual.

Item 3.  Defaults Upon Senior Securities.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

The exhibits identified below are filed as part of this report:

EXHIBIT #                      DESCRIPTION

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 filed on April 7, 2008)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant's
Annual Report on Form 10-K filed on April 8, 2009)

3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K filed on April 8, 2009)

3.4	Certificate of Amendment to Articles of Incorporation, dated October 1,
2010

31.1	Certification of Chief Executive and Chief Financial Officer Pursuant to
Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive and Chief Financial Officer Pursuant to
Section 1350 of Chapter 63 of Title 18 of the United States Code

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 				NATIONAL ASSET RECOVERY CORP.


Dated:  November 2,  2010	By: /s/ WILLIAM G. FORHAN
				William G. Forhan
				Chief Executive and Chief Financial Officer
				(Principal Executive and Financial Officer)