Form 10-K
period 2010-12-31
National Asset Recovery Corp.
filed 2011-04-01
CIK 1430683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-150135

National Asset Recovery Corp.
(Exact Name of Registrant as Specified in its Charter)

Nevada	04-3526451
(State or other jurisdiction of incorporation)	(I.R.S. employer identification no.)

9000 Burma Road, Suite 103
Palm Beach Gardens, FL  33403
(Address of principal executive offices including zip code)

(561) 932-1422
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act

NONE

Securities registered under Section 12(g) of the Act

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $-0-

The number of shares outstanding of the Registrant’s common stock as of March 31, 2011 was 86,735,360.

PART I

ITEM 1.  BUSINESS.

FORWARD LOOKING STATEMENTS

The following discussion contains forward-looking statements regarding us, our business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation: our ability to successfully increase orders from existing customers, expand our current business and develop additional revenue streams for new markets; the impact of competition on our revenues; changes in legal or regulatory requirements that adversely affect or preclude new or existing clients from using us for the services we provide; delays involving the introduction of new services; and our failure to keep pace with our competitors.

When used in this discussion, words such as "believes," "anticipates," "expects,” "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this annual report (“Annual Report”). We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this Annual Report and other reports we have filed with the Securities and Exchange Commission (“SEC”) that attempt to advise interested parties of the risks and factors that may affect our business.

Except as the context otherwise requires, the terms "Company," "we," "our,” "us" or “NARC,” means National Asset Recovery Corp.

BACKGROUND AND CURRENT OPERATIONS

Prior to October 1, 2010, when we changed our name to National Asset Recovery Corp., we conducted business under the name of Nasus Consulting, Inc.  Nasus Consulting, Inc. was incorporated in the Commonwealth of Massachusetts on August 1, 2000.  On March 5, 2009, we completed a statutory merger (solely for the purpose of redomicile) with a Nevada corporation by the same name.  On March 10, 2009, we amended our Articles of Incorporation to increase our authorized common shares to 200,000,000.  From inception until May 27, 2009, we provided professional information technology (“IT”) services, including software and hardware installation, data conversion, training, and software product modifications to businesses.  On May 27, 2009 (the “Effective Date”), our principal shareholders and officers, Russell R. Desjourdy and Lynn Desjourdy, together with all of our remaining officers and directors voluntarily resigned from their respective offices and positions on the Effective Date.  All of our assets held as of the Effective Date were distributed to Mr. Desjourdy as compensation for the voluntary termination of his employment agreement.

On the Effective Date, we ceased operating our IT services business, and as a result, no longer derived any revenues from that business.  From the Effective Date until August 27, 2010, we developed a new business model and were engaged in negotiating the potential purchase or an exclusive licensing arrangement of certain technology from Idea Fabrik SA (“Idea Fabrik”), a company domiciled in Luxembourg. That technology was intended to serve as the foundation platform for the development of a range of Massively Multiplayer Online ("MMO"), virtual reality experiences for on-line internet entertainment, education, social and business interactive purposes.  During this time, we were also engaged in conceptual product design, market analysis, business plan development and testing and evaluation of additional technologies that we believed were required to develop our potential MMO product offerings.  During 2010, however, we had to significantly reduce the level of activity in all of these areas due to capital constraints, which was compounded by the fact that we were a development stage company and had not recorded any revenues from the Effective Date.

As a result of these events, our management recommended that we discontinue the development of our MMO and any other technologies and on August 27, 2010 (the “Transaction Date”), our principal shareholder and Chairman, Oleksandr Shalash (“Mr. Shalash”), and all of our remaining officers and directors voluntarily resigned from their respective positions effective as of the Transaction Date.  On the Transaction Date, Mr. Shalash and Ivan Hrubi (“Mr. Hrubi”), our two (2) principal shareholders, granted options to approximately fifteen (15) investors to acquire all of the 16,000,000 shares they owned.  In addition, Messrs. Shalash and Hrubi granted proxies to William G. Forhan to vote their shares.  All of our assets held as of the Transaction Date were transferred and delivered to Idea Fabrik in consideration for its agreement to cancel certain debts of the Company, which were evidenced by promissory notes held by Idea Fabrik.  Idea Fabrik also agreed to assume other debts of the Company that were owed to a former director.  On the Transaction Date, we received a signed general release for each debt that was either cancelled or assumed by Idea Fabrik.

Effective as of the Transaction Date, a new Board of Directors was elected by a majority of shareholders and was comprised of William G. Forhan, Robert Kuechenberg, Brad Shrader and Steven York.  The newly elected Board of Directors then appointed Mr. Forhan to serve as our Chief Executive Officer and Chief Financial Officer and appointed Mr. Shrader as our Chief Operating Officer (“COO”).  On the Transaction Date, we issued a total of 60,000,000 new shares from our treasury to Mr. Forhan (20,000,000 shares), Ralph Oelbermann (20,000,000 shares) and Dewfish and Company (20,000,000 shares) for services provided to us.  The issuance of these shares resulted in a change of our control and on the Transaction Date, these three (3) shareholders collectively owned approximately 70.04% of our outstanding shares.

Effective as of the Transaction Date, we changed our business to model to become a repossession company of motor vehicles, construction equipment, watercraft, airplanes and other luxury assets.  On October 1, 2010, we also changed our name from Nasus Consulting, Inc. to National Asset Recovery Corporation to more accurately associate our corporate name with the type of business we are engaged in.  Our stock symbol was also changed from NSUS to REPO for this same reason.

We have established relationships with banks and other lending institutions to locate and repossess various types of collateral from individuals, companies and other parties who have defaulted on purchase or lease obligations.  Through marketing and advertising efforts, we intend to increase our client base and perform asset repossession services throughout the United States.  In addition, we intend to expand our operations through strategic partnerships with other repossession companies and acquisitions in hopes of establishing a national brand.

On October 19, 2010, we acquired all of the assets and assumed certain liabilities of Advanced Recovery of Florida, a sole proprietorship, from Michael James Blackburn through an Asset Purchase Agreement for 625,000 shares of our common stock and other consideration.

Commencing in December 2010, we experienced significant changes to our management.  As discussed elsewhere in this Annual Report, Mr. Shrader was terminated as our COO and also removed as a Director on December 16, 2010, due to disagreements he had with other members of management.  On December 16, 2010, a majority of our shareholders also caused Mr. Forhan to be removed from the Board of Directors and elected William A. Glynn and Bradley Wilson as new Directors.  Following these events, Mr. Forhan assumed the responsibilities of our COO and Mr. Glynn became our new Chief Executive Officer, Chief Financial Officer and Treasurer.  Mr. Wilson became Chairman of our Board of Directors and was also appointed to serve as our Secretary.

Due to the material changes in the composition of our executive management, both Mr. York and Mr. Kuechenberg voluntarily resigned from their positions on the Board of Directors on January 31, 2011 and February 21, 2011, respectively.  As of the date of this Annual Report, the vacancies created from these departures have not yet been filled and Mr. Glynn and Mr. Wilson represent all current members of our Board of Directors.

EMPLOYEES

We currently employ a total of five (5) employees who all work from our offices located at 9000 Burma Road, Suite 103, Palm Beach Gardens, Florida 33403.  None of our employees are covered by any type of collective bargaining agreement or employment contract and are all considered to be “employees at will.”

COMPETITION

The repossession industry is highly competitive and consists primarily of small to medium size, privately owned companies that are divided into two categories.  The first of these are typically referred to as “Recovery Companies” and are businesses that physically locate and recover vehicles or other assets.  Recovery Companies may also provide storage, transport and other services that are required when a vehicle or other asset is seized and ultimately sold at auction.  The second type of company within the repossession industry is commonly referred to as a “Forwarding Company.”  These types of businesses have direct dealings with banks, financial and lending institutions and then subcontract with Repossession Companies for asset location, recovery and other services.  Forwarding Companies generally manage and coordinate the activities of Repossession Companies with respect to repossesion orders they receive from lending institutions.  Fees earned by Forwarding Companies represent the difference between the repossession fees that the lending institutions are willing to pay and the amounts that are charged by the Repossession Companies on a per order basis.  Fees earned by Forwarding Companies per order are often minimal and therefore, these businesses rely on high volumes of repossession orders.  Repossession of financed or leased vehicles and other assets within the United States currently represents a $5 billion dollar industry with over 20,000 lenders (banks, credit unions and other lending institutions) and in excess of 5,600 repossession type companies.

As a Forwarding Company within the industry, we compete with a large number of similar businesses as well as Repossession Companies who seek to establish direct relationships with banks and other lending institutions.  Our ability to successfully compete in this market will require us to increase the volume of orders we currently receive from our existing customers; increase and diversify the number of customers we have; and introduce new services that we can provide either directly or through third parties.  There are no assurances that we will be successful in carrying out or achieving these objectives or that we can successfully raise the capital needed to maintain and grow our business.

ITEM 1A.  RISK FACTORS.

RISK RELATED TO OUR OPERATIONS

•	We have incurred significant operating losses that raise doubts about our ability to continue as a going concern, and if we do not achieve profitability we may be forced to cease operations.

We have incurred significant net losses since our second quarter ending June 30, 2009, including net losses from operations of approximately $706,961 for the year ended December 31, 2009 and $570,341 for the year ended December 31, 2010.  The extent of our future operating losses and the timing of our profitability are highly uncertain, and we may never generate sufficient revenues to achieve or sustain profitability.  Based on funds available to us as of December 31, 2010, our independent public accountants have expressed doubt about our ability to continue as a going concern if we are unable to raise additional funds.  In this regard, see Note 9 to our audited consolidated financial statements included in this Annual Report.  If we are unable to successfully implement our business plan, increase both the number of repossession orders we receive and the number of customers we presently have, and create additional sources of revenue from new services, we will not generate sufficient revenues and achieve profitability and may be forced to cease operations.

•	We may be unsuccessful in obtaining the necessary financing to fund our business.

Currently we have limited cash on hand and are funding the Company on a short-term basis with loans from a related party, York & Kassing Services, Ltd., who as of January 1, 2011, has provided us with approximately $160,965 in loans to date.  We will need additional capital, which may be significant, on an ongoing basis until such time as we can generate sufficient revenues from operations and we cannot predict with any degree of certainty when that will occur.  If we are unable to obtain additional funding to finance our business, we will have to cease operations and terminate our business.

•	We do not generate and we may never generate positive operating cash flow.

Since the second quarter ending June 30, 2009, our business operations have not generated positive cash flow and we do not receive revenues from any other source.  We cannot predict or guarantee when the services we provide will, if ever, generate sufficient revenue to achieve profitability.  Until then, we must generate cash from other sources, including sales of equity or debt securities and borrowings from third parties.

•	Our cash position is very low relative to our anticipated cash needs.

As of December 31, 2010, we had cash on hand of approximately $7,369.  This is substantially less than our projected short-term and long-term cash needs (including fixed costs and projected future cots).  There can be no guaranty that we can raise additional funds from sales of our equity or debt securities or borrow money on terms that are acceptable to us or otherwise generate sufficient revenue to maintain our operations.  Our inability to obtain such funds would have a material adverse effect on the Company’s financial condition and its business and may result in us ceasing operations.

•
We are subject to evolving and expensive corporate governance regulations and requirements.  Our failure to adequately adhere to these requirements or the failure or circumvention of our controls and procedures could seriously harm our business.

As a publicly traded company, we are subject to certain federal, state and other rules and regulations, including applicable requirements of the Sarbanes-Oxley Act of 2002.  Compliance with these evolving regulations is costly and requires a significant diversion of management, time and attention, particularly with regard to disclosure controls and procedures and internal control over financial reporting.  Although we have reviewed our disclosed and internal controls and procedures in order to determine whether they are effective, our controls and procedures may not be able to prevent errors or fraud in the future.  Faulty judgments, simple errors or mistakes, or the failure of our personnel to adhere to established controls and procedures may make it difficult for us to ensure that the objectives of the control system are met.  A failure of our controls and procedures to detect other than inconsequential errors or fraud could seriously harm our business and results of operations.

•	Dependence of key personnel.

We are dependent on our ability to retain and motivate our existing management.  The loss of their services could have a material adverse effect on our operations and future business prospects.

RISK RELATING TO THE SERVICES WE PROVIDE.

•	Competition

The repossession industry we are engaged in is highly competitive.  There are many companies with far greater resources than we have that are capable of processing higher volumes of repossession orders than we can.  Because we act as a Forwarding Company, we earn revenues based on the difference between fees paid to us by banks and lending institutions and the amounts we pay to subcontract Repossession Companies to perform asset recovery services.  Oftentimes, the revenues we receive on a per order basis are not significant and as a result, it is essential that we increase the number of repossession orders from our existing customers, establish new customers and introduce new services in order to be profitable.  Due to our limited cash reserves and personnel, it may be difficult for us to compete with larger, more established companies within the repossession industry.  Our inability to increase our current level of revenues may have a material adverse effect on our ability to continue operations.

•	Government Regulations

We are subject to various federal and state governmental agencies that regulate and enforce the business we are engaged in that include the Federal Trade Commission.  We are also subject to licensing and insurance requirements by the State of Florida and other state agencies where we conduct business.  Our failure to comply with any laws or regulations that affect our business could result in fines, penalties and regulatory actions being taken against us which could adversely affect our business.

•	We May be Sued

The repossession of vehicles and other assets is generally subject to the provisions of the Uniform Commercial Code (“UCC”) as adopted by the various states.  The UCC generally requires that the seizure, storage and sale of any recovered asset be carried out in a “commercially reasonably matter,” which is a subjective standard that may differ from state to state.  Nevertheless, the UCC and other state laws provide remedies to consumers and other parties in certain instances when vehicles or other assets have not been properly recovered or sold.  Because we act as a Forwarding Company and are not directly involved in the asset recovery process, we believe our exposure to potential litigation from consumers and other parties is limited.  However, and regardless of our belief, we may be sued by customers or other third parties if the actions of a Repossession Company that we have contracted with violate any laws that apply to the recovery of vehicles and other assets.  We currently maintain liability insurance for these contingencies in the amount of $1,000,000 per occurrence with an annual limitation of $3,000,000 but the amount of coverage may not fully cover our potential liabilities.  In addition, if we attempt to obtain additional liability insurance coverage, this additional insurance may be prohibitively expensive and may still not fully cover our potential liabilities.  Our inability to maintain adequate insurance coverage could have a material adverse affect on our business and if we are sued, our liability resulting from any potential litigation could exceed our total assets.

RISK RELATED TO AN INVESTMENT IN OUR COMMON STOCK

•	The trading of our common stock on the OTCQB and the designation of our common stock as a “penny stock” could impact the trading market for our common stock.

Our common stock is currently traded on the OTCQB, an electronic trading system maintained by OTC Markets Group, Inc., under the stock symbol “REPO” and may be subject to SEC rules that impose special sales practice requirements on broker-dealers who sell these securities to persons other than established customers or accredited investors.  For the purposes of the rule, the phrase “accredited investors” means, in general terms, institutions with assets in excess of $5,000,000 or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that exceeds $300,000 when combined with spouse’s income).  For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction before the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities and also may affect the ability of purchasers to sell their securities in any market that might develop.

In addition, the SEC has adopted a number of rules to regulate "penny stock" that restrict transactions involving these securities, including Rules 3a51-1, 15g-1 through 15g-7, and 15g-9 under the Exchange Act. These rules may have the effect of reducing the liquidity of penny stocks. "Penny stocks" generally are equity securities with a price of less than $5.00 per share (other than securities registered on certain national securities exchanges, including the NASDAQ Stock Exchange) if current price and volume information with respect to transactions in such securities is provided by the Exchange. Because our common stock may constitute "penny stock" within the meaning of the rules, the rules would apply to us and to our securities. If our shares of common stock are subject to the penny stock rules, stockholders may find it more difficult to sell their securities.

Stockholders should also be aware that, according to the SEC, the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, resulting in investor losses .

•	Substantial future sales of shares of our common stock in the public market could cause our stock price to fall.

If our stockholders sell substantial amounts of our common stock or the public market perceives that stockholders might sell substantial amounts of our common stock, the market price of our common stock could decline significantly.   Such sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that our management deems appropriate.  As of March 31, 2011, we have outstanding 86,735,360 shares of common stock.

•	We do not pay cash dividends to our stockholders and have no plans to pay future cash dividends.

We plan to retain earnings, if any, to finance future growth and have no current plans to pay future cash dividends to stockholders.  Because we do not pay cash dividends, holders of our shares will experience a gain on their investment in our shares only in the case of an appreciation of value of our shares.

•
Our officers, directors and principal stockholders controlling approximately 31% of our outstanding common stock can exert significant influence over us and may make decisions that are not in the best interest of all stockholders.

Our officers, directors and principal stockholders (greater than 5% stockholders) collectively control approximately 31% of our outstanding common stock.  As a result, these stockholders will be able to affect the outcome of or exert significant influence over all matters requiring stockholder approval, including the election and removal of directors and any change in control.  In particular, this concentration of ownership of our common stock could have the effect of delaying or preventing a change of control or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of the Company.  This in turn could have a negative effect on the market price of our common stock.  It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock.  Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and, accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider.

•	Our shares are listed on the Over-the-Counter OTCQB market and to date have only minimally traded, which may not provide liquidity for our investors.

Our shares are listed on the OTCQB, which is an electronic over-the-counter trading system that provides significantly less liquidity that the NASDAQ Stock Market or other national or regional exchanges.  Securities traded on the OTCQB are usually thinly traded, highly volatile, have fewer market makers and are not followed by analysts.  The SEC’s order handling rules, which apply to NASDAQ-listed securities, do not apply to securities quoted on the OTCQB.  We are dependent on professional market makers to facilitate trading of our shares on the OTCQB.  If market makers do not register to trade our shares on the OTCQB, stockholders may not have a public market for the purchase and sale of our shares.  Therefore, prices for shares traded solely on the OTCQB may be difficult to obtain and holders of our shares may be unable to resell their shares at or near their original acquisition price, or at any price.

•	We may sell additional shares in the future, which could cause existing stockholders significant dilution.

We currently have 200,000,000 shares of common stock authorized of which 86,735,360 are issued and outstanding.  Accordingly, we have substantial amounts of authorized but unissued capital stock.  Our Articles of Incorporation and applicable provisions of Nevada law provide that we may issue authorized capital stock at the approval of our Board of Directors, and no stockholder vote or other form of stockholder approval is required for us to issue such capital stock.  Consequently, we could issue additional shares of our common stock in connection with future financings or acquisitions or in conjunction with equity compensation arrangements that could significantly dilute existing stockholders.

ITEM IB.  UNRESOLVED STAFF COMMENTS

As a smaller reporting company, we are not required to disclose the information under this item.

ITEM 2.  DESCRIPTION OF PROPERTY.

We have one leased facility, a corporate office in West Palm Beach, Florida.  Our corporate office is staffed by five (5) people devoted to corporate development, management and operations.  Our corporate office is located at 9000 Burma Road, Suite 103, Palm Beach Gardens, Florida 33403.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any material legal proceedings nor is our property the subject of any material legal proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On December 16, 2010, a majority of our shareholders voted to remove William G. Forhan as a Director and increase the number of seats on our Board of Directors from four (4) to five (5).  Through this action, a majority of shareholders also voted to elect Bradley Wilson to serve as our Chairman and William A. Glynn to serve as a Director on the Board.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is currently listed on the OTCQB maintained by OTC Markets Group, Inc., under the symbol REPO.  Our common stock only recently commenced trading during the fourth quarter of our calendar year ending December 31, 2010, and the range of  high and low bid quotations reported by trough the OTCQB were between $.06 and $.54 per share.  Such over-the-counter market quotations reflect interdealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.  On March 30, 2011, the closing price of our common stock on the OTCQB was $.43 per share.

NUMBER OF SHAREHOLDERS OF RECORD AND DIVIDENDS

On March 25, 2011, the number of shareholders of record of the Company's issued and outstanding common stock was 48.  This number was derived from our stockholder records.  Holders of common stock are entitled to receive such dividends as may be declared by our Board of Directors. No dividends on the common stock were paid by us during the periods reported herein nor do we anticipate paying dividends in the foreseeable future.

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

•	contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the bid and ask price;
•	contains a toll-free telephone number for inquiries on disciplinary actions;
•	defines significant terms in the disclosure document or in the conduct of trading penny stocks; and
•	contains such other information and is in such form (including language, type, size and format) as the SEC shall require by rule or regulation;

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

•	the bid and offer quotations for the penny stock;
•	the compensation of the broker-dealer and its salesperson in the transaction;
•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
•	monthly account statements showing the market value of each penny stock held in the customer's account.

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

RECENT SALES OF UNREGISTERED SECURITIES

On March 10, 2009, we amended our Articles of Incorporation to increase our authorized shares of common stock to 200,000,000.

On June 18, 2009, we executed a 20 to 1 forward stock split that resulted in the outstanding shares of our common stock being increased from 1,132,000 shares to 22,640,000 shares.

On August 27, 2010, we issued 20,000,000 shares to William G. Forhan in consideration for services rendered.  The shares were issued in reliance on the exemption provided under Section 4(2) of the Act.

On August 27, 2010, we issued 20,000,000 shares to DewFish and Company, Inc., in consideration for services rendered to the Company.  The shares were issued in reliance on the exemption provided under §4(2) of the Act.

On August 27, 2010, we issued 20,000,000 shares to Ralph Oelbermann in consideration for consulting services rendered to the Company.  The shares were issued in reliance on the exemption provided under §4(2) of the Act.

On August 27, 2010, we sold an aggregate of 3,020,360 shares to a total of 15 individuals for gross proceeds of approximately $1,336,595, which after deduction of offering related expenses, provided net proceeds to us of approximately $732,145.  The shares were sold in reliance of the exemption from registration provided under Regulation S of the Act.  Due to the neglect and oversight on the part of our prior Chief Executive Officer, the shares were not actually issued to these shareholders until March 31, 2011.

On August 27, 2010, we issued 50,000 shares each for an aggregate 100,000 shares to Robert Kuechenberg and Steven York for their services as Directors.  These shares were issued in reliance on the exemption provided under §4(2) of the Act.

ITEM 6.  SELECTED FINANCIAL DATA.

As a smaller reporting company, we are not required to provide this information.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

BACKGROUND AND CURRENT OPERATIONS

We were incorporated in the Commonwealth of Massachusetts on August 1, 2000, originally under the name Nasus Consulting, Inc.  On March 5, 2009, we completed a statutory merger (solely for the purpose of redomicile) with a Nevada corporation by the same name.  On March 12, 2009, we amended our Articles of Incorporation to increase our authorized common shares to 200,000,000.  From inception until May 27, 2009, we provided professional information technology (“IT”) services, including software and hardware installation, data conversion, training, and software product modifications to businesses.  On May 27, 2009, our principal shareholders and officers, Russell R. Desjourdy and Lynn Desjourdy, together with all of our remaining officers and directors voluntarily resigned from their respective offices and positions effective as of May 27, 2009.  All of our assets held as of the May 27, 2009, were then distributed to Mr. Desjourdy as compensation for the voluntary termination of his employment agreement.

Effective as of May 27, 2009, we ceased operating our IT services business, and as a result, no longer derived any revenues from this business.  From May 27, 2010 until August 27, 2010, our management had been engaged in negotiating the potential purchase or an exclusive licensing arrangement of certain technology from Idea Fabrik SA (“Idea Fabrik”), a company domiciled in Luxembourg.  That technology was intended to serve as the foundation platform for the development of a range of Massively Multiplayer Online ("MMO"), virtual reality experiences for educational, social and business purposes.  We were also engaged in product design, market analysis, testing and evaluation of other related technologies.  During 2010, we had to reduce significantly the level of activity in all these areas due to capital constraints that was compounded by the fact that we were a development stage company and did not have any recorded revenues between May 27, 2009 and August 27, 2010.

As a result of these events, our management recommended that we discontinue the development of our MMO and any other technologies and on August 27, 2010 (the “Transaction Date”), our principal shareholder and Chairman, Oleksandr Shalash (“Mr. Shalash”), as well as all of our remaining officers and directors voluntarily resigned from their respective positions effective as of the Transaction Date.  On the Transaction Date, Mr. Shalash and Ivan Hrubi (“Mr. Hrubi”), our two (2) principal shareholders, granted options to approximately fifteen (15) investors to acquire all of the 16,000,000 shares they owned.  In addition, Messrs. Shalash and Hrubi granted proxies to William G. Forhan to vote their shares.  All of our assets held as of the Transaction Date were transferred and delivered to Idea Fabrik in consideration for its agreement to cancel certain debts of the Company, which were evidenced by promissory notes held by Idea Fabrik.  Idea Fabrik also agreed to assume other debts of the Company that were owed to a former director.  On the Transaction Date, we received a signed general release for each debt that was either cancelled or assumed by Idea Fabrik.

Effective as of the Transaction Date, a new Board of Directors was elected by a majority of shareholders and was comprised of William G. Forhan, Robert Kuechenberg, Brad Shrader and Steven York.  The newly elected Board of Directors then appointed Mr. Forhan to serve as our Chief Executive Officer and Chief Financial Officer and appointed Mr. Shrader as our Chief Operating Officer (“COO”).  On the Transaction Date, we issued a total of 60,000,000 new shares from our treasury to Mr. Forhan (20,000,000 shares), Ralph Oelbermann (20,000,000 shares) and Dewfish and Company (20,000,000 shares) for services provided to us.  The issuance of these shares resulted in a change of our control and on the Transaction Date, these three (3) shareholders collectively owned approximately 70.04% of our outstanding shares.

Effective as of the Transaction Date, we changed our business  model to become a repossession company of motor vehicles, construction equipment, watercraft, airplanes and luxury assets.  On October 1, 2010, we also changed our name from Nasus Consulting, Inc. to National Asset Recovery Corporation to more accurately associate our corporate name with the type of business we are engaged in.  Our stock symbol was also changed from NSUS to REPO for this same reason.

We have established relationships with banks and other lending institutions to locate and repossess various types of collateral from individuals, companies and other parties who have defaulted on purchase or lease obligations.  Through marketing and advertising efforts, we intend to increase our client base and perform asset repossession services throughout the United States.  In addition, we intend to expand our operations through strategic partnerships with other repossession companies and acquisitions in hopes of establishing a national brand.

On October 19, 2010, we acquired all of the assets and assumed certain liabilities of Advanced Recovery of Florida, a sole proprietorship, from Michael James Blackburn through an Asset Purchase Agreement for 625,000 shares of our common stock and other consideration.

Commencing in December 2010, we experienced significant changes to our management.  As discussed elsewhere in this Annual Report, Mr. Shrader was terminated as our COO and also removed as a Director on December 16, 2010, due to disagreements he had with other members of management.  On December 16, 2010, a majority of our shareholders also caused Mr. Forhan to be removed from the Board of Directors and elected William A. Glynn and Bradley Wilson as new Directors.  Following these events, Mr. Forhan assumed the responsibilities of our COO and Mr. Glynn became our new Chief Executive Officer, Chief Financial Officer and Treasurer.  Mr. Wilson became Chairman of our Board of Directors and was also appointed to serve as our Secretary.

Due to the material changes in the composition of our executive management, both Mr. York and Mr. Kuechenberg voluntarily resigned from their positions on the Board of Directors on January 31, 2011 and February 21, 2011, respectively.  As of the date of this Annual Report, the vacancies created from these departures have not yet been filled and Mr. Glynn and Mr. Wilson represent all current members of our Board of Directors.

RESULTS OF OPERATIONS – FOR THE YEAR ENDED DECEMBER 31, 2010 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2009

On the Transaction Date, we ceased all activity on the development of MMO and other related technology products and changed our business model to become a repossession company of motor vehicles, construction equipment, boats, airplanes and other luxury assets.  Previously, on May 27, 2009, we discontinued our IT services business.  As a result, our reported operating results for both of 2010 and 2009 reflect the operating results for both of these businesses as discontinued operations.

For 2010, we recorded a net loss of $670,105 comprised as a loss from continuing operations of $570,341 and a loss of $99,764 attributable to income expense.  The losses from continuing operations and income expense primarily reflect operating expenses and a failed stock investment for the period from the Transaction Date (August 27, 2010) through December 31, 2010 (approximately five (5) months), as we have reported limited revenues from our operations since the Transaction Date of approximately $105,333.  We had no losses or gains due to the change of our business model as a repossession company effective as of the Transaction Date.   For 2010, our loss from operations was comprised of general and administrative expenses related to our repossession business and our loss related to income expense is more fully described in Item 13 of this Annual Report.

For 2009, we recorded a net loss of $719,584, comprised of a loss from continuing operations of $706,961 and a loss from discontinued operations, net of tax, of $12,623.  The loss from continuing operations reflects operating expenses for the period from May 27, 2009 through December 31, 2009 (approximately seven months), as we reported no revenues from our operations during this period since we were a development stage company.  For 2009, our loss from continuing operations was comprised of general and administrative expenses primarily related to consulting services and software development.

LIQUIDITY AND CAPITAL RESOURCES

Our consolidated financial statements as presented in Item 15 of this Annual Report have been prepared in conformity with US GAAP, which contemplate our continuation as a going concern. However, the report of our independent registered public accounting firm on our consolidated financial statements, as of and for the year ended December 31, 2010, contains an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. The “going concern” qualification results from, among other things, our working capital deficiency, stockholder’s deficiency and our significant operating losses since the Transaction Date, which total approximately $570,341.   Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary if we were unable to continue as a going concern.

As of December 31, 2010, we had $7,369 in cash and, since the Transaction Date, have funded our operations with capital raised through a private offering of our equity securities, which after the deduction of offering related expenses, netted us $732,145 and revenues we generated from operations that commenced in November 2010 of approximately $105,333. The capital required to execute our total business vision and objectives is significant and the revenues we currently produce from operations are not sufficient to satisfy our operating expenses or establish adequate working capital reserves to provide for future contingencies.  Since January 1, 2011, we have depended and shall continue to depend on related party loans to satisfy our working capital needs and operating expenses.  We have recently streamlined our staff to improve efficiencies in the way orders are processed and taken other steps to reduce overhead expense.  At this time, however, there is no assurance that we will be successful in generating sufficient revenues from operations or raising additional capital that is required to execute our business objectives.

NOTE PAYABLE AGREEMENTS

On January 4, 2011, we executed an unsecured note payable in the principal amount of $31,690.59 with York & Kassing Services, Ltd.  The note bears interest at the rate of five percent (5%) per annum and all principal and accrued interest are due on January 4, 2012.

On February 7, 2011, we executed an unsecured note payable in the principal amount of $40,150.66 with York & Kassing Services, Ltd.  The note bears interest at the rate of five percent (5%) per annum and all principal and accrued interest are due on February 7, 2012.

On March 28, 2011, we executed an unsecured note payable in the principal amount of $89,124.38 with York & Kassing Services, Ltd.  The note bears interest at the rate of five percent (5%) per annum and all principal and accrued interest are due on March 28, 2012.

CASH AND CASH FLOWS

Our cash and cash equivalents at December 31, 2010, were $7,369 as compared to $99,174 at December 31, 2009.  For the year ended December 31, 2010, net cash used in operations was $737,885 as compared to net cash used in operations of $684,136 for the year ended December 31, 2009.  For the year ended December 31, 2010, the primary use of cash from operations was the net loss of $670,105 which was comprised of a loss from continuing operations of $570,341 and a loss attributed to income expense of $99,764.  For this same year, the primary sources of cash from operations were derived from revenues generated through our repossession business in the amount of $105,333 and interest income in the amount of $236.  For the year ended December 31, 2009, the primary use of cash from operations was the net loss of $719,584, which was comprised of a loss from continuing operations of $706,961 and a loss from discontinued operations, net of tax, of $12,623.  For this same year, the primary sources of cash from operations were increases in accrued liabilities and accrued interest of, which, in the aggregate, were $30,163.  During 2009, we were a development stage company and had no revenues.

On September 1, 2010, we purchased 400,000 common shares at a cost of $100,000 from Casino Players, Inc. (“CPI”), a publicly traded company that William G. Forhan, our former Chief Executive and Financial Officer, was and continues to be affiliated with.  The common shares currently have no value and we cannot predict whether the common shares will ever have any value.  As a result, we have elected to fully impair the value of the CPI shares.  We had no cash flows from investing activities for year ended December 31, 2010 or 2009.  For the year ended December 31, 2010, net cash provided by financing activities was $732,145 and was comprised of net cash proceeds received from the sale of 3,020,360 shares on August 27, 2010 to fifteen (15) shareholders.  The offer and sale of these shares was made in reliance on an exemption from registration provided under Regulation S of the Act.  For the year ended December 31, 2009, net cash provided by financing activities was $749,331 and was comprised of cash proceeds from notes payable of $750,700 less a distribution of cash of $1,369 to former common stockholders.

CONTRACTUAL OBLIGATIONS

Our current obligations are notes payable to a related party that bear interest at five percent (5%) per annum.  The due dates for the notes are listed below:

Note Holder	Principal Amount	Due Date
York & Kassing Services, Ltd.	$31,690.59	January 4, 2012
York & Kassing Services, Ltd.	$40,150.66	February 7, 2012
York & Kassing Services, Ltd.	$89,124.38	March 28, 2012

CRITICAL ACCOUNTING POLICIES

We prepare our financial statements in accordance with US GAAP.  Our significant accounting policies and estimates are disclosed in the notes to our consolidated financial statements contained in this Annual Report.  Currently, our business is in the early stages of operations, and the number of accounting transactions has been minimal, and involved primarily the recording of operating expenses we incurred and revenues we have derived.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information under this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements are included as a separate section of this Annual Report beginning on page F-1 immediately following the signature page to this Annual Report.  As a smaller reporting company, we are not required to provide the “Supplementary Data” financial information under this item.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURES.

On August 3, 2009, the Board of Directors of the Company was notified that Moore & Associates Chartered (“Moore”), its Certifying Accountants, had resigned because of its decision to no longer be engaged in auditing or reviewing public company financial statements. On August 6, 2009, the Board of Directors of the Company engaged Seale and Beers, CPAs (“Seale and Beers”) as its Certifying Accountants.  As of that date, Seale and Beers formally accepted us as a client for our financial statements for the quarterly period ended June 30, 2009.  Moore rendered an opinion on our financial statements for the year ended December 31, 2008.

There were no disagreements between us and Moore within the two (2) years leading up to and through August 3, 2009, with respect to our accounting principles or practices, financial statement disclosure or audit scope or procedure, which, if not resolved to the former Certifying Accountant's satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their report.  Prior to Moore’s resignation on August 3, 2009, there were no disagreements between the Company and Moore whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Moore's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the Company's financial statements.

On September 1, 2009 the SEC notified us that on August 27, 2009, the Public Company Accounting Oversight Board ("PCAOB") revoked the registration of Moore because of violations of PCAOB rules and auditing standards in auditing the financial statements, PCAOB rules and quality controls standards, and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and Moore’s noncooperation with a PCAOB investigation.  Further, the SEC informed us that if Moore audited a year that we were required to include in our filings then we were required to engage a firm that is registered with the PCAOB to re-audit that year.  Accordingly, our financial statements as of and for the year ended December 31, 2008, were re-audited by Seale and Beers.

During the two most recent fiscal years leading up to and through August 6, 2009, Seale and Beers CPAs had not been engaged as either the principal accountant to audit our financial statements, nor as an independent accountant to audit any significant subsidiary and had not been consulted regarding:

(i)
the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements, and no written reports were provided to us or oral advice was provided that Seale and Beers CPAs concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; nor

(ii)
any matter that was either the subject of a disagreement (as defined in paragraph 304(a)(1)(iv) of Regulation S-K and the related instructions to this item) or a reportable event (as described in paragraph 304(a)(1)(v) and paragraphs (A) through (D) of Regulation S-K).

Thereafter, the firm of Seale and Beers continued to act as our independent registered public accounting firm until November 4, 2010, when we received notice that Seale and Beers was resigning, effective as of that date.  Seale and Beers stated that it was resigning because we filed our quarterly report on Form 10-Q for quarter ending September 30, 2010 without Seale and Beers’ review.

From the date on which Seale and Beers was engaged in August 2009 until the date of Seale and Beers’ resignation on November 4, 2010, there were no disagreements with Seale and Beers on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Seale and Beers would have caused them to make reference to the subject matter of the disagreements in connection with any reports it would have issued, and there were no “reportable events” of the nature described in Item 304(a)(1)(v), paragraphs (A) through (D) of Regulation S-K.

On November 8, 2010, we engaged Malcolm L. Pollard, Inc. (“Pollard”) as the Company’s independent public accountants.  Pollard was engaged to audit the Company’s financial statements for the fiscal year ending December 31, 2010, and to review the Company’s unaudited financial statements for interim periods, commencing with the quarter ended September 30, 2010.

During the two (2) most recent fiscal years, neither the Company nor anyone on its behalf consulted Pollard regarding either (i) the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company’s financial statements; and no written or oral advice was provided that Pollard concluded was an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issues; or (ii) any matter that was a subject of disagreement (as defined by paragraph 304(a)(1)(iv) of Regulation S-K) or a reportable event (as defined by paragraph 304(a)(1)(v) and paragraphs (A) through (D) of Regulation S-K).

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

Our Certifying Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2010.  Based on this evaluation, our Certifying Officer concluded that our disclosure controls and procedures were effective as of this date.

INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company, including our Certifying Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. The Company’s internal controls were designed to provide reasonable assurance as to the reliability of its financial reporting and the preparation and presentation of the consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Management has used the framework set forth in the report entitled Internal Control — Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of March 31, 2010.

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

This Annual Report includes an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.

There was no change in our internal control over financial reporting during the year ended December 31, 2010, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the names and ages of each of our directors and executive officers as of March 25, 2011:

Name	Age	Positions and Offices to be held

Bradley Wilson	52	Chairman, Secretary

William A. Glynn	64	Chief Executive Officer, Chief Financial Officer, Treasurer and Director

Each member of our Board of Directors shall serve until the next annual meeting of our shareholders unless removed prior to that time or unless a member should voluntarily resign or be unable to serve due to death or disability.  Thereafter, it is expected that directors will be elected for one-year terms at our annual stockholders’ meeting.  Officers will hold their positions at the discretion of our Board of Directors, absent any employment agreement, of which none currently exists or is contemplated.  Except for the plan described herein, there is no arrangement or understanding between any of our directors or officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current directors to our Board.  There are also no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of our affairs.  As of the date of this Annual Report, there are three open seats to the Board of Directors, which shall be filled either through appointment by the current Board members or elected at the next annual meeting of shareholders.

Information concerning our directors and our executive officers is set forth below:

Bradley Wilson was elected as the Chairman of our Board of Directors on December 16, 2010, and was subsequently appointed as Secretary.  Mr. Wilson has over 20 years of experience in business planning and structure, mergers, acquisitions and reorganizations both within the United States and Europe.  He has also been involved as a consultant to a number of start-up businesses.  Mr. Wilson has been employed as a registered securities representative and also has extensive experience in the sale and development of commercial real estate.

William A. Glynn was elected as a Director on December 16, 2010 and subsequently appointed as the Chief Executive Offer, Chief Financial Officer and Treasurer for the Company.  Mr. Glynn has over 31 years in the banking business and from 2007 until 2009, served as the Senior Vice-President of Business Integration for R-G Crown Bank located in Casselberry, Florida, where his responsibilities included the merger and conversion of Crown Bank’s internal system with those of Fifth Third Bank.  Between 2001 and 2006, Mr. Glynn was employed by Fidelity National Information System where he held management positions for the software development and client services divisions.  Mr. Glynn also holds a mortgage broker’s license for the State of Florida and a Bachelor of Science degree in accounting from Florida Technological University that he earned in 1971.

BOARD COMMITTEES

We do not currently have an audit committee or an "audit committee financial expert," as due to the limited size of our current business operations, we have not deemed it necessary.  We also do not have compensation or nominating committees.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file initial  reports of ownership and reports of changes in ownership  with the SEC.  Such persons are required by SEC  rules  to furnish us with copies of all Section  16(a) forms they file.  Based solely on our review of the copies of such forms we have received and  representations  from certain  reporting  persons regarding their  compliance with the relevant filing  requirements,  we believe that all filing requirements applicable to our officers,  directors and 10%  shareholders  were complied with during the fiscal year ended  December 31,2010, except as noted below:

•
William G. Forhan, Brad Shrader, Steven York and Robert Kuechenberg each failed to file a Form 3 – Initial Statement of Beneficial Ownership to report their ownership of shares as Directors to the Company.  As disclosed elsewhere in this Annual Report, all of these individuals have either resigned or been removed from the Board of Directors, which we believe now eliminates the requirement for them to file Form 3 reports as Directors.  Mr. Forhan is currently our only beneficial shareholder and we believe this filing deficiency will be cured during 2011.

CODE OF ETHICS

We have a Code of Ethics for our directors and officers, and it governs the manner in which we conduct our business.  We will provide to any person, without charge, upon request, a copy of such code of ethics. Requests should be made by submitting a request in writing to the Company at 9000 Burma Road, Suite 103, Palm Beach Gardens, Florida 33403, Attention: William A. Glynn.

ITEM 11.  EXECUTIVE COMPENSATION.

The follow table sets forth certain information relating to compensation paid by us for each of our last two fiscal years to our principal executive officer, financial officer and any other executive officer whose annual compensation exceeded $100,000 for the most recently completed fiscal year (the “Named Executive Officers”).  Only those columns which applicable to compensation paid to our Named Executive Officers have been provided in the table.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary	Stock Awards		Option Awards		All Other Compensation		Total

William A. Glynn(1) Chief Executive Officer, Chief Financial Officer and Treasurer	2010	$52,000	-0-		-0-		-0-		$52,000

William G. Forhan(2) Chief Executive Officer and Chief Financial Officer	2010	$200,000	$20,000	(2)	-0-		$6,000	(2)	$226,000	(2)

Brad Shrader(3) Chief Operating Officer	2010	$135,000	$50	(3)	$200	(3)	$6,000	(3)	$141,250	(3)

John Jenkins(4) Chief Executive Officer and	2010	-0-	-0-		-0-		$56,560		$56,560

Chief Financial Officer	2009	-0-	$4,538		-0-		$$68,134		$$68,134

Russell Desjourdy(5)	2009	-0-	-0-		$125,000		-0-		$125,000

(1)Mr. Glynn was appointed as our Chief Executive Officer, Chief Financial Officer and Treasurer on December 16, 2010.  Mr. Glynn also receives travel and normal business expenses.

(2)Mr. Forhan served as our Chief Executive Officer and Chief Financial Officer from August 27, 2010 until December 21, 2010, at which time he resigned.  Mr. Forhan then served as Chief Operating Officer from December 21, 2010 until January 11, 2011, at which time he resigned from all positions held with the Company.  On the Transaction Date, Mr. Forhan received 20,000,000 shares from the Company for services rendered.  The shares were valued also $.001 per share, which represented par value.  Mr. Forhan also received a car allowance of $500 per month when he served as our Chief Executive and Financial Officer.

(3)Mr. Shrader served as our Chief Operating Officer from August 27, 2010 until December 16, 2010, when he was terminated.  In conjunction with his employment, Mr. Shrader received 200,000 shares and an option to purchase 50,000 additional shares at a price of $.20 per share.  Mr. Shrader also received a car allowance of $500 per month when he served as our Chief Operating Officer.  All shares including shares underlying the options were valued at $.001 per share, which represented par value.  Mr. Shrader’s options to purchase shares were cancelled upon his termination of employment.

(4)Mr. Jenkins served as our Chief Executive and Financial Officer and a Director from May 27, 2009 until August 27, 2010, when he resigned from all positions he held.  For 2010, his salary is included up to August 27, 2010.

(5)Mr. Desjourdy was our Chief Executive and Chief Financial Officer from inception until May 27, 2009, when he resigned from the Company as both an officer and Director.  For 2009, his compensation is included up to May 27, 2009.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

As of December 31, 2010, we did not have any outstanding equity awards outstanding.

EMPLOYMENT ARRANGEMENTS

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

Mr. Desjourdy together with all of our remaining officers and directors voluntarily resigned from their respective offices and positions effective as of the May 27, 2009.  Further, and in accordance with the terms and conditions of the Stock Purchase Agreement, Mr. Desjourdy voluntarily resigned from his employment with us and, together with all of our officers, directors, employees and other representatives, executed a general release in our favor that released and discharged all claims Mr. Desjourdy may have had against us and all amounts that he may have been owed by us.  All of our assets were excluded from the Stock Purchase Agreement and were distributed to Mr. Desjourdy as compensation for the voluntary termination of his employment agreement and execution of the general release.

Following Mr. Desjourdy’s resignation from management, on May 27, 2009, we appointed John Jenkins to serve as our Chief Executive and Financial Officer.  For his services, Mr. Jenkins was compensated at a rate of $160 per hour plus travel and other reasonable and necessary business expenses that he incurred.

On August 29, 2010 (the “Transaction Date”), Mr. Jenkins together with all of our remaining officers and directors voluntarily resigned from their respective offices and positions.  On the Transaction Date, all of our assets were transferred and assigned to Idea Fabrik in consideration for the cancellation and assumption of certain debts and obligations we owed to both Idea Fabrik and a former director. As part of this transaction, we obtained a signed general release for each debt that was cancelled or assumed by Idea Fabrik.

On the Transaction Date, we entered into an employment agreement with William G. Forhan to serve as our Chief Executive Officer and Chief Financial Officer, the term of which was approximately three years ending on July 19, 2013 and subject to renewal or termination with or without cause.  Mr. Forhan received an annual base salary of Two Hundred Thousand Dollars ($200,000) per year during the term of his employment, payable in accordance with the Company’s semi-monthly payroll disbursement cycle.  Under this agreement, Mr. Forhan was also entitled to be paid a bonus of five percent (5%) of our annual EBITDA, in cash and a $500 monthly car allowance.  On December 21, 2010, Mr. Forhan voluntarily resigned from his positions as our Chief Executive and Financial Officer and his employment agreement was effectively terminated.  Following this event, Mr. Forhan served as our Chief Operating Officer until January 11, 2011, at which time he also voluntarily resigned from that position.  Mr. Forhan had previously been removed as a Director by a majority vote of our shareholders on December 16, 2010.

On the Transaction Date, we also entered into an employment agreement with Brad Shrader to serve as our Chief Operating Officer.  The term of this agreement was to expire on August 23, 2013, subject to renewal or termination with or without case.  Through this agreement, Mr. Shrader received an annual base salary of $135,000 plus a bonus equal to 1.5% of the Company’s EBITDA and a $500 per month car allowance.  Mr. Shrader also received 200,000 shares of the Company’s common stock and an option to purchase up to 50,000 shares of the Company’s common stock for a purchase price of $.20 per share until the third anniversary from the grant date of the option.

On December 16, 2010, Mr. Shrader was terminated as our Chief Operating Officer due to disagreements he had with other members of management.  In accordance with the terms of his employment agreement, its termination also constituted the resignation by Mr. Shrader from our Board of Directors.  Mr. Shrader’s options to purchase additional shares as provided for by the employment agreement were also cancelled.  Mr. Shrader accepted the termination of his employment agreement but has claimed he is owed approximately $12,500 for accrued wages, unpaid expenses and severance.  The Board of Directors has evaluated these claims and disputes that Mr. Shrader is owed any additional amounts.

On December 16, 2010, we appointed William A. Glynn to serve as our Chief Executive Officer, Chief Financial Officer and Treasurer at an annual salary of $52,000.  Mr. Glynn also receives travel and other reasonable and necessary expenses he incurs.

DIRECTOR COMPENSATION

The current members of the Board of Directors are not presently provided any cash or other compensation for attendance at Board meetings.  For 2010, we awarded shares to Steven York and Robert Kuechenberg for their services as Directors as set forth in the table below:

Name	Fees earned or paid in cash	Stock awards (1)	Option awards	Non-equity incentive plan compensation	Nonqualified Deferred Compensation Earnings	All other compensation	Total
Steven York(1)	-0-	$50	-0-	-0-	-0-	-0-	$50
Robert Kuechenberg(1)	-0-	$50	-0-	-0-	-0-	-0-	$50

(1)On the Transaction Date, Mr. York and Mr. Kuechenberg each received 50,000 shares from the Company to serve on the Board of Directors.  The shares were valued at $.001 per share which represented par value.
Mr. Forhan and Mr. Shrader did not receive any additional compensation to serve as Directors other than what was provided for in their respective employment agreements.  All Directors are reimbursed for ordinary and necessary travel expenses incurred to attend each Board meeting.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

None.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information concerning the beneficial ownership of our common stock as of March 29, 2011 by (i) each of our Directors, (ii) each of our named executive officers, (iii) all Directors and executive officers as a group and (iv) each person or entity we know beneficially owns more than 5% of our outstanding common stock. The calculation of the percentage owned is based on 86,735,360 shares of our common stock outstanding as of March 31, 2011.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

William A. Glynn 9000 Burma Road, Suite 103 Palm Beach Gardens, FL 33403	-0-	-0-

Bradley Wilson 9000 Burma Road, Suite 103 Palm Beach Gardens, FL 33403	-0-	-0-

All Directors and Executive Officers as a Group (two persons (2))	-0-	-0-

William G. Forhan 1501 S. Ocean Blvd., Apt. 326 Pompano Beach, FL 33062-7436	12,071,000	13.92%

Wahoo Services, SA Obarrio 58th Street CC Panama Building 6th Fl. 6-5 Panama City, Panama	7,500,000	8.65%

York & Kassing Services, Ltd. Edificio Vallarino, Primer Piso Aprado Postal Balboa (ANCON) 3382	7,072,446	8.15%

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

LOAN AGREEMENTS

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

For the year ended December 31, 2009, we paid Princeton Partners, LLC, whom our former CEO, John Jenkins, is the principal of, a total of $72,672 for CEO services provided to the Company.  Of this amount, $5,000 was accrued but not paid as of December 31, 2009.

In February 2010, we executed an unsecured note payable in the principal amount of $50,000 with Idea Fabrik.  This note bears interest at the rate of 8% per annum and all principal and accrued interest are due in February 2011.

In April 2010, we executed an unsecured note payable in the principal amount of $10,000 with Idea Fabrik.  This note bears interest at the rate of 8% per annum and all principal and accrued interest are due on April 13, 2011.

In July 2010, we executed an unsecured note payable in the principal amount of $33,000 with Idea Fabrik.  The note bears interest at the rate of 8% per annum and all principal and accrued interest are due on July 10, 2011.

On the Transaction Date, all of our debts and obligations to Idea Fabrik and Thomas Kellgren were satisfied in full in connection with the transfer and conveyance to Idea Fabrik of all assets we owned as of the Transaction Date.

On the Transaction Date, we entered into an employment agreement with William G. Forhan to serve as our Chief Executive Officer and Chief Financial Officer, the term of which was approximately three years ending on July 19, 2013 and subject to renewal or termination with or without cause.  Mr. Forhan received an annual base salary of Two Hundred Thousand Dollars ($200,000) per year during the term of his employment, payable in accordance with the Company’s semi-monthly payroll disbursement cycle.  Under this agreement, Mr. Forhan was also entitled to be paid a bonus of five percent (5%) of our annual EBITDA, in cash and a $500 monthly car allowance.  On December 21, 2010, Mr. Forhan voluntarily resigned from his positions as our Chief Executive and Financial Officer and his employment agreement was effectively terminated.  Following this event, Mr. Forhan served as our Chief Operating Officer until January 11, 2011, at which time he also voluntarily resigned from that position.  Mr. Forhan had previously been removed as a Director by a majority vote of our shareholders on December 16, 2010.

On the Transaction Date, we also entered into an employment agreement with Brad Shrader to serve as our Chief Operating Officer.  The term of this agreement was to expire on August 23, 2013, subject to renewal or termination with or without case.  Through this agreement, Mr. Shrader received an annual base salary of $135,000 plus a bonus equal to 1.5% of the Company’s EBITDA and a $500 per month car allowance.  Mr. Shrader also received 200,000 shares of the Company’s common stock and an option to purchase up to 50,000 shares of the Company’s common stock for a purchase price of $.20 per share until the third anniversary from the grant date of the option.  On December 16, 2010, Mr. Shrader was terminated as our Chief Operating Officer due to disagreements he had with other members of management.  In accordance with the terms of his employment agreement, its termination also constituted the resignation by Mr. Shrader from our Board of Directors.  Mr. Shrader’s options to purchase additional shares as provided for by the employment agreement were also cancelled.  Mr. Shrader accepted the termination of his employment agreement but has claimed he is owed approximately $12,500 for accrued wages, unpaid expenses and severance.  The Board of Directors has evaluated these claims and disputes that Mr. Shrader is owed any additional amounts.

On the Transaction Date, our principal shareholders, Oleksandr Shalash and Ivan Hrubi, granted options to approximately 15 shareholders to acquire 16,000,000 shares and received a total of $235,500.

On October 19, 2010, we entered into an Asset Purchase Agreement (the “Agreement”) with Advanced Recovery Florida, a sole proprietorship and Michael James Blackburn, the owner of Advanced Recovery Florida (“Blackburn”).  Pursuant to the Agreement, the Company purchased 100% of the assets and assumed certain liabilities of Advanced Recovery Florida in consideration of 625,000 fully paid and nonassessable restricted shares of common stock of the Company subject to certain adjustments and other conditions.   As a further condition of the acquisition, we entered into a three (3) year employment agreement (“Employment Agreement”) with Blackburn to serve as our Chief Operating Manager and agreed to pay him a base salary of $80,000 per year.

After the Agreement was entered into, a number of conditions were not satisfied or completed by the respective parties.  Although efforts were made by the Company and Blackburn to resolve these issues, it was ultimately agreed to that the Agreement, the Employment Agreement and the shares issued to Blackburn would be rescinded and cancelled.  As of the date of this Annual Report, a definitive agreement to cancel the Agreement, Employment Agreement and Blackburn’s shares has not yet been finalized.

On September 1, 2010, Mr. Forhan, our former Chief Executive and Financial Officer and Director, caused us to purchase 400,000 shares of common stock from Casino Players, Inc. (“CPI”), for a total purchase price of $100,000.  On the date of this transaction, Mr. Forhan also served as the Chairman of CPI.  Mr. Forhan did not obtain the consent of a majority of the disinterred members of our Board of Directors before we purchased the CPI shares and therefore, the transaction was not entered into an arm’s length basis.  The shares purchased from CPI do not currently have any value and our current Directors intend to pursue legal action against both Mr. Forhan and CPI to recover the investment that was made.  In addition, our current Board of Directors is reviewing other financial transactions that were authorized by Mr. Forhan between the Transaction Date and December 16, 2010, and may take further legal action against him and other potential parties, if warranted.

On January 4, 2011, we executed an unsecured note payable in the principal amount of $31,690.59 with York & Kassing Services, Ltd.  The note bears interest at the rate of five percent (5%) per annum and all principal and accrued interest are due on January 4, 2012.

On February 7, 2011, we executed an unsecured note payable in the principal amount of $40,150.66 with York & Kassing Services, Ltd.  The note bears interest at the rate of five percent (5%) per annum and all principal and accrued interest are due on February 7, 2012.

On March 28, 2011, we executed an unsecured note payable in the principal amount of $89,124.38 with York & Kassing Services, Ltd.  The note bears interest at the rate of five percent (5%) per annum and all principal and accrued interest are due on March 28, 2012.

DIRECTOR INDEPENDENCE

None of our directors is considered “independent” as defined under the rules used by the NASDAQ Stock Market.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES & SERVICES.

Seale and Beers, CPAs (“Seale and Beers”) served as our independent registered public accounting firm from August 6, 2009 until November 4, 2010 at which time they resigned as described in Item 9 of this Annual Report and audited our financial statements as of and for the years ended December 31, 2009 and 2008. Moore and Associates, Chartered (“Moore”) served as our independent registered public accounting firm through August 3, 2009 and audited our financial statements as of and for the years ended December 31, 2008 and 2007.  In correspondence to the Company dated September 1, 2009, from the SEC, we were informed that Moore’s license with the PCAOB was revoked on August 27, 2009, and that we were required to have our December 31, 2008 financial statements reaudited.  On November 8, 2010, we engaged Malcolm L. Pollard, Inc., to serve as our independent registered public accounting firm to audit our financial statements as of and for the year ended December 31, 2010.  We have incurred accounting fees for the period stated as follows.

Service	2010	2009
Audit Fees	$12,500	$13,250
Audit-Related Fees	0	0
Tax Fees	600	0
All Other Fees	0	0

Total	$13,100	$13,250

Audit Fees. Consists of fees billed for professional services rendered for the audits of our financial statements for the years ended December 31, 2010 and 2009, reviews of our interim financial statements included in quarterly reports, services performed in connection with filings with the SEC and related comfort letters and other services that are normally provided by an independent registered accounting firm in connection with statutory and regulatory filings or engagements.

Audit-Related Fees and Tax Fees.  We incurred no fees for professional services for 2009 for either of these two (2) categories.  The tax return for this year was prepared by management.  We estimate that we will incur fees of $600 for professional services for the preparation of our 2010 federal income tax return.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Financial Statements.  See Index to Financial Statements at page F-1 of this Report.

(b) Financial Statement Schedules.  Not applicable.

(c) Exhibits.

EXHIBIT
NUMBERS:                    DESCRIPTION

3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed on April 8, 2009)

3.1(i)
Amended Articles of Incorporation to increase capitalization of Company to 200,000,000 shares of common stock effective March 10, 2009 (incorporated by reference to Exhibit 99-2A to the Registrant’s Form 8-K as filed on March 12, 2009)

3.1(ii)
Amended Articles of Incorporation to change the Company’s name from Nasus Consulting, Inc. to National Asset Recovery Corporation effective October 1, 2010 (incorporated by reference to Exhibit A to the Registrant’s Definitive Information Statement filed pursuant to Section 14(c) of the Securities Exchange Act of 1934 on September 13, 2010)

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
Speciman Stock Certificate (incorporated by reference to Exhibit number 4.1 of the Registrant’s Registration Statement No. 333-150135 on Form S-1 filed on April 7, 2008 and declared effective on June 23, 2008 (the “Registration Statement”))

10.1(i)
Stock Purchase Agreement dated May 27, 2009 by and between the Company, Oleksandr Shalash and Ivan Hrubi (collectively referred to as "Purchasers"); Russell R. Desjourdy, Russell Desjourdy and Lynne Desjourdy, (collectively referred to as the"Selling Shareholders") (incorporated by reference to the Registrant’s Form 8-K filed on June 2, 2009)

10.1(ii)
Employment Agreement between the Registrant and William G. Forhan to serve as the Chief Executive and Financial Officer (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K/A as filed on September 1, 2010)

10.1(iii)
Employment Agreement between the Registrant and Brad Shrader to serve as the Chief Operating Officer (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K/A as filed on September 1, 2010)

10.1(iv)
Asset Purchase Agreement dated October 19, 2010, between the Registrant, Advanced Recovery Florida and Michael James Blackburn, the owner of Advanced Recovery Florida (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K as filed on October 25, 2010)

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed on April 8, 2009)

16.1	Letter of Seale and Beers, Certified Public Accountants dated November 8, 2010 (incorporated by reference to Exhibit 16.1 to the Registrant’s Form 8-K as filed on November 8, 2010)

31.1	Certification of Chief Executive and Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 #

32.1	Certification of Chief Executive and Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code #

# Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL ASSET RECOVERY CORP.

March 31, 2011	By:	/s/ William A. Glynn
William A. Glynn
Chief Executive and Financial Officer
(Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 31, 2011	By:	/s/ Bradley Wilson
Bradley Wilson
Chairmain of the Board

March 31, 2011	By:	/s/ William A. Glynn
William A. Glynn
Chief Executive and Financial Officer

  NATIONAL ASSET RECOVERY CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
National Asset Recovery Corporation
Palm Beach Gardens, Florida

MALCOLM L. POLLARD, **Inc.**
4845 W. LAKE ROAD, # 119
ERIE, PA 16505

(814)838-8258 **FAX (814838-8452**

Report of Independent Registered Public Accounting Firm

Board of Directors
National Asset Recovery Corporation
Palm Beach Gardens, Florida

We have audited the accompanying balance sheet of National Asset Recovery Corporation as of December 31, 2010 and the related statements of operations, changes in stockholders' equity, and cash flows for the year ended December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion

The Company has not generated significant revenues or profits to date. This factor, among others, raises substantial doubt about its ability to continue as a going concern. The Company's continuation as a going concern depends upon its ability to generate sufficient cash flow to conduct its operations and its ability to obtain additional sources of capital and financing. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2010 , the results of its operations, changes in stockholders' equity, and its cash flows for the year ended December 31, 2010 in conformity with U.S. generally accepted accounting standards.

/s/ Malcolm L. Pollard, Inc.
Malcolm L. Pollard, Inc.
Erie, Pennsylvania
March 18, 2011

F-2

NATIONAL ASSET RECOVERY CORPORATION
 BALANCE SHEET

	December 31,	December 31,
	2010	2009
ASSETS
Current Assets:
Cash and Cash Equivalents	$7,369	$99,174
Accounts Receivable	16,741	-
Total Current Assets	24,110	99,174

PROPERTY AND EQUIPMENT, net	8,749	-
Other Assets:
Intangible Assets-Net of Amortization	86,869	-
Due from Advanced	67,800	-
Deposits and Prepaid Expenses	16,085	10,000
Total Other Assets	170,754	10,000

TOTAL ASSETS	$203,613	$109,174

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts Payable	$95,524	$14,517
Due to Related Party	14,191	766,346
Total Current Liabilities	109,715	780,863

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $.001 par value; 200,000,000 shares authorized 83,715,000 and -0- shares issued and outstanding at December 31, 2010 and
December 31, 2009 (respectively)	83,715	22,640
Additional Paid in Capital	680,289	24,710
Accumulated Deficit	(670,106)	(719,039)
TOTAL STOCKHOLDERS' EQUITY	93,898	(671,689)
TOTAL LIABILITIES & STOCKHOLDERS EQUITY	$203,613	$109,174

See accompanying notes to the unaudited Condensed Consolidated Financial Statements

NATIONAL ASSET RECOVERY CORPORATION
STATEMENT OF OPERATIONS

	From August 27, 2010 to Year Ended December 31,	Year Ended December 31,
	2010	2009
Revenue	$105,333	$-
Cost of Sales	47,275	-
Gross Profit	58,058	-

Expenses
Advertising and marketing	17,008	-
Contract labor	148,456	-
Depreciation	10,000	-
Insurance	38,035	-
Office	34,758	-
Payroll and payroll taxes	171,991	-
Professional fees	20,589	-
Rent	60,599	-
Travel and entertainment	97,008	-
Utilities	13,038	-
Other expenses	16,917	691,315
Total Expenses	628,399	691,315
Loss from Operations	(570,341)	(691,315)

Other Income (Expense)
Impairment of Asset-Stock Investment	(100,000)	(12,623)
Interest Income	236	(15,646)
Total Other Income (Expense)	(99,764)	(28,269)

Loss Before Income Taxes	(670,105)	(719,584)

Income Tax Benefit	-	-

Net Loss	(670,105)	(719,584)

Loss Per Share-Basic and Diluted	$(0.01)	$(0.03)

Weighted Average Common Shares
Outstanding -Basic and Diluted	83,715,000	22,640,000

See accompanying notes to the unaudited Condensed Consolidated Financial Statements

NATIONAL ASSET RECOVERY CORPORATION
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2010

			Additional
	Common Stock		Paid in	Retained	Total
	Quantity	Amount	Captial	Earnings	Equity

Balance at December 31, 2009	22,640,000	$22,640	$24,710	$(719,039)	$(671,689)

Stock Issued for Private Placement	-	-	655,579	-	655,579
Stock Issued to former CEO for services	20,000,000	20,000	-		20,000
Stock issued for services rendered	41,075,000	41,075	-		41,075
				719039	719,039
Net Income	-	-	-	(670,106)	(670,106)

Balance at December 31, 2010	83,715,000	$83,715	$680,289	$(670,106)	$93,898

See notes  to financial statements

NATIONAL ASSET RECOVERY CORPORATION
 STATEMENT OF CASH FLOWS

	From August 27, 2010 To Year Ended	Year Ended December 31,
	December 31, 2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(670,105)	$(719,584)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	10,000	722
Changes in operating assets and liabilities:
Decrease (Increase) in assets:
Accounts Receivable	(16,741)	317
Loan Receivable	(67,800)	14,995
Intanbible asset	(86,869)	(536)
Prepaid Expenses and Deposits	(16,085)	(10,000)
Increase (Decrease) in liabilities:
Accounts payable and accrued expenses	95,524	14,304
Due to related party	14,191	15,646
Net Cash Used In Operating Activities	(737,885)	(684,136)
Cash Flows from Investing Activities
Fixed Assets Purchased	(18,750)	-
Net Cash( Used In) Provided by Investing Activities	(18,750)	-
Cash Flows from Financing Activities
Private Placement-Net of expenses	764,004	-
Proceeds from notes payable-related party		749,331
Net Cash Provided by(Used In) Financing Activities	764,004	749,331

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,369	65,195
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	-	33,979
CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,369	$99,174
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Interest paid during the period	$-	$-
Income taxes paid during the period	$-	$-
See accompanying notes to the financial Statements

NATIONAL ASSET RECOVERY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 1  ORGANIZATION AND CAPITALIZATION

Organization

National Asset Recovery Corporation formerly known as Nasus Consulting, Inc. is a Nevada corporation incorporated in February 2009 and the successor by merger to a Massachusetts corporation incorporated on August 1, 2000.  Prior to May 27, 2009, the Company provided professional information technology (“IT”) services, including software and hardware installation, data conversion, training, and software product modifications to businesses.

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

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP").  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of  the consolidated financial statements and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimates.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. At December 31, 2010 and December 31, 2009, the Company had cash equivalents in the amount of approximately $7,369, and $99,174, respectively, all in low risk investments.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company accounts for the impairment of long-lived assets in accordance with ASC Topic 360, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“ASC Topic 360”) requires write-downs to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount.

If the long-lived assets are identified as being planned for disposal or sale, they would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. As of December 31, 2010 and 2009 there were no impairments of long-lived assets.

REVENUE RECOGNITION

The Company recognizes revenue in accordance with the Securities and Exchange Commission, Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition” (“SAB No. 104”). SAB 104 clarifies application of generally accepted accounting principles related to revenue transactions. The Company also follows the guidance in ASC Topic 980, Revenue Arrangements with Multiple Deliverables ("ASC Topic 980"), in arrangements with multiple deliverables.

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

There have been no returns through December 31, 2010. Therefore, a sales return allowance has not been established since management believes returns will be insignificant.

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

Based on its evaluation, the Company concluded that there are no significant uncertain tax positions requiring recognition in its consolidated financial statements. The evaluation was performed for the tax years ended December 31 2009, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2010.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company’s financial results. In the event the Company has received an assessment for interest and/or penalties, it has been classified in the consolidated financial statements as selling, general and administrative expense.

The Company adopted the provisions of ASC Topic 740; "Accounting For Uncertainty In Income Taxes-An Interpretation Of ASC Topic 740 ("Topic 740").  Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement.  The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At December 31, 2010 and 2009 the Company did not record any liabilities for uncertain tax positions.

CONCENTRATION OF CREDIT RISK

Financial   instruments   that   potentially   subject   the Company  to concentrations of credit risk consist principally of cash. The Company maintains cash balances  at one financial institution, which is insured by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC insured institution insures up to $250,000 on account balances. The amounts that are not insured by FDIC limitations are held in short-term securities. As of December 31, 2010 and 2009, there were no uninsured balances. The company has not experienced any losses in such accounts.

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

ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company applies ASC Topic 718 “Share-Based Payments” (“ASC Topic 718”) to share-based compensation, which requires the measurement of the cost of services received in exchange for an award of an equity instrument based on the grant-date fair value of the award.  Compensation cost is recognized when the event occurs.  The Black-Scholes option-pricing model is used to estimate the fair value of options granted.

For the years ended December 31, 2010 and 2009, the Company did not have any stock option grants outstanding.

NON-EMPLOYEE STOCK BASED COMPENSATION

The cost of stock-based compensation awards issued to non-employees for services are recorded, in accordance with ASC Topic 505- 50 “Equity-Based Payments to Non-Employees,” at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines.

COMMON STOCK PURCHASE WARRANTS

The Company accounts for common stock purchase warrants in accordance ASC Topic 815 “Derivatives and Hedging”. The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement, or (ii) gives the company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement).  The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the company), or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

RECLASSIFICATIONS

Certain prior periods' balances have been reclassified to conform to the current period's financial statement presentation. These reclassifications had no impact on previously reported results of operations or stockholders' equity.

RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures,” which amends the disclosure requirements related to recurring and nonrecurring fair value measurements.  The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuance, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. The guidance is effective for annual and interim reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual and interim periods beginning after December 15, 2010. The Company adopted these amendments in the first quarter of 2010 and the adoption did not have a material impact on the disclosures in the Company’s consolidated financial statements.

In September 2009, the FASB issued ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which changes various aspects of accounting for and disclosures of interests in variable interest entities. ASU 2009-17 is effective for interim and annual periods beginning after November 15, 2009. The Company adopted these amendments in the first quarter of 2010 and the adoption did not have a material impact on the Company’s consolidated financial statements.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In July 2010, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance that will require additional disclosures about the credit quality of loans, lease receivables and other long-term receivables and the related allowance for credit losses. Certain additional disclosures in this new accounting guidance will be effective for the Company on December 31, 2010 with certain other additional disclosures that will be effective on March 31, 2011. The Company does not expect the adoption of this new accounting guidance to have a material impact on its consolidated financial statements.

In April 2010, the FASB issued ASU 2010-13, “Compensation — Stock Compensation (Topic 718) — Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades.” ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010 and are not expected to have a significant impact on the Company’s consolidated financial statements.

In March 2010, the FASB issued ASU No. 2010-11, “Derivatives and Hedging (Topic 815) — Scope Exception Related to Embedded Credit Derivatives.”  ASU 2010-11 clarifies that the only form of an embedded credit derivative that is exempt from embedded derivative bifurcation requirements are those that relate to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The provisions of ASU 2010-11 will be effective on July 1, 2010 and are not expected to have a significant impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-14, “Software (Topic 985) — Certain Revenue Arrangements That Include Software Elements (A Consensus of the FASB Emerging Issues Task Force)”. ASU 2009-14 requires tangible products that contain software and non-software elements that work together to deliver the products essential functionality to be evaluated under the accounting standard regarding multiple deliverable arrangements. This standard update is effective January 1, 2011 and may be adopted prospectively for revenue arrangements entered into or materially modified after the date of adoption or retrospectively for all revenue arrangements for all periods presented. The Company does not expect that this standard update will have a significant impact on its consolidated financial statements.

In September 2009, the FASB issued certain amendments as codified in ASC Topic 605-25, “Revenue Recognition; Multiple-Element Arrangements.”  These amendments provide clarification on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated.  An entity is required to allocate revenue in an arrangement using estimated selling prices of deliverables in the absence of vendor-specific objective evidence or third-party evidence of selling price. These amendments also eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.  The amendments significantly expand the disclosure requirements for multiple-deliverable revenue arrangements.  These provisions are to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after September 15, 2010, with earlier application permitted.  The Company will adopt the provisions of these amendments in its fiscal year 2011 and is currently evaluating the impact of these amendments to its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 3 INCOME TAXES

As of December 31, 2010 and 2009 the Company had Federal and state net operating losses of approximately $670,000 and $719,000, respectively, that are  subject  to limitations. The losses are available to offset future income. The net operating loss carryfowards will expire in various years through 2028 subject to limitations of Section 382 of the Internal Revenue Code, as amended. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

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

The temporary differences that give rise to  deferred  tax  assets  and  liabilities are as follows:

	December 31,	December 31,
	2010	2009
Deferred tax asset due net operating losses	$227,000	$242,000
Less: Valuation allowance	(227,000)	(242,000)
Net deferred tax asset	$0	$0

In assessing the amount of deferred tax asset to be recognized, management considers whether it is more likely than not that some of the losses will be used in the future.  Management expects that they will not have benefit in the future. Accordingly, a full valuation allowance has been established.

NOTE 4– FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and debt. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and/or approximate market interest rates of these instruments.  The estimated fair value is not necessarily indicative of the amounts the Company would realize in a current market exchange or from future earnings or cash flows.

The Company adopted Statement of ASC Topic 820 Fair Value Measurements (“ASC Topic 820”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The standard provides a consistent definition of fair value which focuses on an exit price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The standard also prioritizes, within the measurement of fair value, the use of market-based information over entity specific information and establishes a three-level hierarchy for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date.

The three-level hierarchy for fair value measurements is defined as follows:

·	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets;

·
Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable or the asset or liability other than quoted prices, either directly or indirectly including inputs in markets that are not considered to be active;

·	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement

Assets measured at fair value on a recurring basis are summarized below:

		Fair value measurement at reporting date using
	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and Cash Equivalents:
Bank Accounts	$7,369	$7,369	—	—
Marketable securities:
Common Stock	-0-	-0-
Preferred/Fixed
Rate Cap
Securities
Total assets	$7,369	$7,369	—	—

No other than temporary impairments were recognized for the years ended December 31, 2010 and 2009.

NOTE 5 – CAPITAL STOCK AND EQUITY AND BOARD OF DIRECTORS CHANGE

On August 27, 2010, the Company sold an aggregate of 3,020,367 shares of common stock to a total of 15 individuals for gross proceeds of $1,366,596. The Company sold these shares of common stock pursuant to the registration exemption afforded the Company under Regulation S promulgated under the

Securities Act of 1933, as amended (the "Securities Act"), due to the facts that all of the purchasers were non-US residents and the Company did not solicit individuals or advertise the offering of securities.

The shares for this registration were not issued until March 31, 2011. See Note 8-Subsequent Events.

After expenses of the above private placement the Company netted $732,145 of proceeds.

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

As a result of the Company issuing a total of 60,000,000 shares of common stock there was in effect, a change of control of the Company. The persons who acquired such control are William G. Forhan, DewFish and Company, Inc. and Ralph Oelbermann, each beneficially owning on August 27, 2010 approximately 23.35% of the Company's common stock and together, approximately 70.04%.

On August 27, 2010, we issued 50,000 shares each for an aggregate 100,000 shares to Robert Kuechenberg and Steven York for their services as Directors.  These shares were issued in reliance on the exemption provided under §4(2) of the Act.

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

Upon the aforementioned resignations, William G. Forhan, Robert Kuechenberg, Brad Shrader and Steven York were subsequently elected as the Company's directors by majority consent of the common stockholders. Board members Mr. Kuechenberg and Mr. York each received 50,000 upon being elected to the board of directors. The Board of Directors then appointed Mr. Forhan as the Company's Chief Executive Officer and Chief Financial Officer, and Mr. Brad Shrader as the Company's Chief Operating Officer.

Common Stock

The Company had 200,000,000 shares of $.001 par value common stock authorized as of December 31, 2010 and 2009. Total shares issued and outstanding were 83,715,000 as of December 31, 2010 and 22,640,000 as of December 31, 2009.

Options

As of December 31, 2010 and 2009, no options to purchase common stock of the Company were outstanding.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company’s executive and operations offices are located in Palm Beach Gardens, Florida.  The Company pays rent on a monthly basis of $10,859 per month.   The current lease arrangement expires on September 30, 2011.

The Company entered into an employment agreement with William G. Forhan to serve as our Chief Executive Officer and Chief Financial Officer, the term of which was approximately three years ending on July 19, 2013 and subject to renewal or termination with or without cause.  Mr. Forhan received an annual base salary of Two Hundred Thousand Dollars ($200,000) per year during the term of his employment, payable in accordance with the Company’s semi-monthly payroll disbursement cycle.  Under this agreement, Mr. Forhan was also entitled to be paid a bonus of five percent (5%) of our annual EBITDA, in cash and a $500 monthly car allowance.  On December 21, 2010, Mr. Forhan voluntarily resigned from his positions as our Chief Executive and Financial Officer and his employment agreement was effectively terminated.  Following this event, Mr. Forhan served as our Chief Operating Officer until January 11, 2011, at which time he also voluntarily resigned from that position.  Mr. Forhan had previously been removed as a Director by a majority vote of our shareholders on December 16, 2010.

On the Transaction Date, the Company also entered into an employment agreement with Brad Shrader to serve as our Chief Operating Officer.  The term of this agreement was to expire on August 23, 2013, subject to renewal or termination with or without case.  Through this agreement, Mr. Shrader received an annual base salary of $135,000 plus a bonus equal to 1.5% of the Company’s EBITDA and a $500 per month car allowance.  Mr. Shrader also received 200,000 shares of the Company’s common stock and an option to purchase up to 50,000 shares of the Company’s common stock for a purchase price of $.20 per share until the third anniversary from the grant date of the option.

On December 16, 2010, Mr. Shrader was terminated as the Company’s Chief Operating Officer due to disagreements he had with other members of management.  In accordance with the terms of his employment agreement, its termination also constituted the resignation by Mr. Shrader from our Board of Directors.  Mr. Shrader’s shares and options to purchase additional shares as provided for by the employment agreement were also cancelled.  Mr. Shrader accepted the termination of his employment agreement but has claimed he is owed approximately $12,500 for accrued wages, unpaid expenses and severance.  The Board of Directors has evaluated these claims and disputes that Mr. Shrader is owed any additional amounts.

On December 16, 2010, the Company appointed William A. Glynn to serve as our Chief Executive Officer, Chief Financial Officer and Treasurer at an annual salary of $52,000.  Mr. Glynn also receives travel and other reasonable and necessary expenses he incurs.

The Company entered into various consulting agreements related to services to be rendered by the consultants.  The agreements are on a month to month basis.

NOTE 7 - PROPERTY AND EQUIPMENT

Property and Equipment consist of the following:

Property and Equipment:	Estimated Life	December 31, 2010	December 31, 2009
Computer and software	5 Years	18,749	-0-
Total Property and Equipment		$18,749	-0-
Accumulated Depreciation		(10,000)	(0)
Total Property and Equipment, Net		$8,749	-0-

NOTE 8:  SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the filing date of this Form 10-K for appropriate accounting and disclosures.

On October 19, 2010, National Asset Recovery Corp., a Nevada corporation (the “Company”), entered into an Asset Purchase Agreement (the “Agreement”) with Advanced Recovery Florida, a sole proprietorship, and Michael James Blackburn, the owner of Advanced Recovery Florida (the “Owner”).

Pursuant to the Agreement, the Company purchased 100% of the assets and certain liabilities of Advanced Recovery Florida in consideration of an aggregate of 625,000 full paid and non-assessable shares of Common Stock of the Company (the “Shares”), which represent approximately 0.7% of the issued and outstanding shares of Common Stock of the Company.

After the Agreement was entered into, a number of conditions were not satisfied or completed by the respective parties.  Although efforts were made by the Company and Blackburn to resolve these issues, it was ultimately agreed to that the Agreement, the Employment Agreement and the shares issued to Blackburn would be rescinded and cancelled.  As of the date of this Annual Report, a definitive agreement to cancel the Agreement, Employment Agreement and Blackburn’s shares has not yet been finalized.

Commencing in December 2010, the Company experienced significant changes to management. Mr. Shrader was terminated as our COO and also removed as a Director on December 16, 2010.  On December 16, 2010, a majority of the Company’s shareholders also caused Mr. Forhan to be removed from the Board of Directors and elected William A. Glynn and Bradley Wilson as new Directors.  Following these events, Mr. Forhan assumed the responsibilities of our COO and Mr. Glynn became the new Chief Executive Officer, Chief Financial Officer and Treasurer.  Mr. Wilson became Chairman of our Board of Directors and also was appointed to serve as our Secretary.

Due to the material changes in the composition of our executive management, both Mr. York and Mr. Kuechenberg voluntarily resigned from their positions on the Board of Directors on January 31, 2011 and February 21, 2011, respectively.  As of the date, the vacancies created from these departures have not been filled and Mr. Glynn and Mr. Wilson represent all current members of our Board of Directors.

As per the above note Note 5-Common Stock the Company did not issue the shares for the registration dated August 27, 2010 until March 31, 2011 the Company did not issue the shares relating to the private offering dated August 27, 2010 until March 31, 2011 due to the oversight of the Company’s former Chief Executive Officer. The shares have been issued and are outstanding as of March 31, 2011.

 In order to meet the Company’s operating capital needs for the first quarter of 2011 the Company has borrowed from Y&K Services, Ltd., a related party. The notes are due one year from the time of the draft and have a yearly interest rate of 5%. As of March 31, 2011 the outstanding balance is $160,966.

NOTE 9  GOING CONCERN ISSUES

The Company had losses from continuing operations of $670,105 during the year ended 2010. At December 31, 2010, the Company had negative working capital of $85,605.   The Company had cash on hand of $7.369 at December 31, 2010  which is not sufficient to meet our current cash requirements for the next twelve months.

The Company expects to incur additional losses until sufficient sales of its products are achieved.  The Company’s total sales figure for 2010 is $105,333, however the Company is still operating at a loss and substantial sales volumes have not yet been achieved.  The Company continues to need operating capital to continue operations. There can be no assurance that the Company's future revenues will ever be significant or that the Company's operations will ever be profitable.

NOTE 10 IMPAIRMENT OF ASSET

In August of 2010 the Company purchased $100,000 of Common Stock of Casino Player Inc. a public held and reporting Company controlled by the former CEO, William G. Forhan. The Common Stock of Casino Players Inc. is not traded as of the current date. The Company has determined this stock as no value and had elected to fully impair the value.