Form 10-K/A
period 2010-12-31
National Asset Recovery Corp.
filed 2011-05-10
CIK 1430683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K/A
(Amendment No. 1)

 ☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐   No ☑

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $-0-.

The number of shares outstanding of the Registrant’s common stock as of March 31, 2011 was 86,735,360.

EXPLANATORY NOTE

This amendment to the Annual Report on Form 10-K of National Asset Recovery Corp. (the “Company”) for the fiscal year ended December 31, 2010, as filed on March 31, 2011 (“Form 10-K”) is being filed for the purpose of amending and clarifying certain items in Parts II and IV due to typographical errors contained within the original Form 10-K and the Company’s oversight to include the Report of its Independent Registered Public Accounting Firm for the fiscal year ended December 31, 2009.  This amendment also includes currently dated certificates from our Chief Executive and Financial Officer as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, for amendments to an Annual Report on Form 10-K.  The remainder of our Form 10-K is not reproduced in this amendment and except as specifically stated in this amendment, does not reflect events occurring after the filing of the original form 10-K or modify or update the original Form 10-K, except to reflect the revisions described above.

PART II

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

Our Certifying Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(f) under the Exchange Act) as of December 31, 2010.  Based on this evaluation, our Certifying Officer concluded that as of December 31, 2010, our disclosure controls and procedures over financial reporting were effective.

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

There was no change in our internal control over financial reporting as of the end of the period covered by this Annual Report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE.

(a) Financial Statements.  See Index to Financial Statements at page F-1 of this Report.

(b) Financial Statement Schedule.  Not applicable.

(c) Exhibits

31.1	Certification of Chief Executive and Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive and Chief Financial officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to the registrant’s Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL ASSET RECOVERY CORP.

May 10, 2011	By:	/s/ William A. Glynn
William A. Glynn
Chief Executive and Financial Officer
(Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

May 10, 2011	By:	/s/ Bradley Wilson
Bradley Wilson
Chairman of the Board

May 10, 2011	By:	/s/ William A. Glynn
William A. Glynn
Chief Executive and Financial Officer

NATIONAL ASSET RECOVERY CORPORATION

SEALE AND BEERS , CPAs
PCA OB & CPAB REGISTERED AUDITORS
www.sealebeers.com.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Nasus Consulting, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Nasus Consulting, Inc. (A Development Stage Company) as of December 31, 2009 and December 31, 2008, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2009 and 2008, and since inception on May 27, 2009 through December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nasus Consulting, Inc. (A Development Stage Company) as of December 31, 2009 and December 31, 2008, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2009 and 2008, and since inception on May 27, 2009 through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note I to the financial statements, as of December 31, 2009 the company had an accumulated deficit and a deficit accumulated during the development stage of $42,790 and $676,249, respectively. In addition, the company has earned no revenues since inception of reentering the development stage on May 27, 2009. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs
Seale and Beers, CPAs
Las Vegas, Nevada
April 15, 2010

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-235 1

MALCOLM L. POLLARD, Inc.
4845 W. LAKE ROAD, #119
ERIE, PA  16505
(814) 838-8258
FAX (814) 838-8452

Report of Independent Registered Public Accounting Firm

Board of Directors
National Asset Recovery Corporation
Palm Beach Gardens, Florida

We have audited the accompanying balance sheet of National Asset Recovery Corporation as of December 31, 2010 and the related statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by manage, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As described in Note 9 of the accompanying financial statements, the Company has not generated significant revenues or profits to date.  This factor, among others, raises substantial doubt about its ability to continue as a going concern.  The company’s continuation as a going concern depends upon its ability to generate sufficient cash flow to conduct its operations and its ability to obtain additional sources of capital and financing.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2010, the results of its operations, changes in stockholders’ equity, and its cash flows for the year ended December 31, 2010, in conformity with U.S. generally accepted accounting standards.

/s/ Malcolm L. Pollard, Inc.
Malcolm L. Pollard Inc.
Erie, Pennsylvania
March 18, 2011

NATIONAL ASSET RECOVERY CORPORATION
BALANCE SHEET

	December 31, 2010	December 31, 2009
ASSETS

Current Assets:
Cash and Cash Equivalents	$7,369	$99,174
Accounts Receivable	16,741	-
Total Current Assets	$24,110	$99,174
PROPERTY AND EQUIPMENT, net	$8,749	-
Other Assets:
Intangible Assets-Net of Amortization	86,869	-
Due from Advanced	67,800	-
Deposits and Prepaid Expenses	16,085	10,000
Total Other Assets	$170,754	$10,000
TOTAL ASSETS	$203,613	$109,174
LIABILITIES AND STOCKHOLDERS’ EQUITY

Account Payable	$95,524	$14,517
Due to Related Party	14,191	766,346
Total Current Liabilities	$109,715	$780,863
COMMITMENTS AND CONTINGENTIES
STOCKHOLDERS’ EQUITY
Common Stock, $.001 par value; 200,000,000
shares authorized 83,715,000 and -0- shares
issued and outstanding at December 31, 2010 and
December 31, 2009 (respectively)	$83,715	$22,640
Additional Paid in Capital	680,289	24,710
Accumulated Deficit	(670,106)	(719,039)

TOTAL STOCKHOLDERS’ EQUITY	$93,898	$(671,689)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$203,613	$109,174

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NATIONAL ASSET RECOVERY CORPORATION
STATEMENT OF OPERATIONS

	Year Ended December 31, 2010		Year Ended December 31, 2009

Revenue		$105,333	$-
Cost of Sales		42,275	-
Gross Profits		$58,058	$-

Expenses
Advertising and marketing		$17,008	$-
Contract labor		148,456	-
Depreciation		10,000	-
Insurance		38,035	-
Office		34,758	-
Payroll and payroll taxes		171,991	-
Professional fees		20,589	-
Rent		60,599	-
Travel and entertainment		97,008	-
Utilities		13,038	-
Other expenses		16,917	691,315
Total Expenses		$628,399	$691,315
Loss from Operations		$(570,341)	$(691,315)

Other Income (Expense)
Impairment of Asset-Stock Investments		$(100,000)	$(12,623)
Interest Income		236	(15,646)
Total Other Income (Expense)	$	(99,764)	(28,269)
Loss Before Income Taxes		$(670,105)	$(719,584)
Income Tax Benefit
Net Loss		$(670,105)	$(719,584)

Loss Per Share-Basic and Diluted	$	(0.01)	$(0.03)

Weighted Average Common Shares
Outstanding-Basis and Diluted		83,715,000	22,640,000

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NATIONAL ASSET RECOVERY CORPORATION
STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid in	Retained	Total
	Quantity	Amount	Capital	Earnings	Equity
Balance at December 31, 2009	22,640,000	$22,640	$24,710	$(719,039)	$(671,689)
Stock Issued for Private Placement			655,579		655,579
Stock Issued to former CEO for services	20,000,000	20,000			20,000
Stock issued for services rendered	41,075,000	41,075			41,075
				719039	719,039
Net Income				(670,106)	(670,106)
Balance at December 31, 2010	83,715,000	$83,715	$680,289	$(670,106)	$93,898
See notes to financial statements

See accompanying notes to the financial Statements

NATIONAL ASSET RECOVERY CORPORATION
STATEMENT OF CASH FLOWS

CASH FLOWS FROM OPERATING ACTIVITIES:	Year Ended December 31, 2010		Year Ended December 31, 2009

Net loss		$(670,105)	$(719,584)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense		10,000	722
Changes in operating assets and liabilities:
Decrease (Increase) in assets:
Accounts Receivable		(16,741)	317
Loan Receivable		(67,800)	14,995
intangible asset		(86,869)	(536)
Prepaid Expenses and Deposits		(16,085)	(10,000)
Increase (Decrease) in liabilities:
Accounts payable and accrued expenses		95,524	14,304
Due to related party		14,191	15,646
Net Cash Used In Operating Activities		(737,885)	(684,136)
Cash Flows from Investing Activities
Fixed Assets Purchased		(18,750)
Net Cash( Used In) Provided by Investing Activities		(18,750)
Cash Flows from Financing Activities
Private Placement-Net of expenses		764,004
Proceeds from notes payable-related party			749,331
Net Cash Provided by(Used In) Financing Activities		764,004	749,331
NET INCREASE IN CASH AND CASH EQUIVALENTS		7,369	65,195
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD			33,979
CASH AND CASH EQUIVALENTS, END OF PERIOD		$7,369 $	99,174
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Interest paid during the period	$	- $
Income taxes paid during the period	$	- $

See accompanying notes to the financial Statements

NATIONAL ASSET RECOVERY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 1 - ORGANIZATION AND CAPITALIZATION

Organization

National Asset Recovery Corporation formerly known as Nasus Consulting, Inc. is a Nevada corporation incorporated in February 2009 and the successor by merger to a Massachusetts corporation incorporated on August 1, 2000. From its inception on August 1, 2000 until May 27, 2009, the Company provided professional information technology ("IT") services, including software and hardware installation, data conversion, training, and software product modifications to businesses.

On March 5, 2009, we completed a statutory merger (solely for the purpose of redomicile) with a Nevada corporation by the same name. On March 12, 2009, we amended our Articles of Incorporation to increase our authorized common shares to 200,000,000. From inception until May 27, 2009, we provided professional information technology ("IT") services, including software and hardware installation, data conversion, training, and software product modifications to businesses. On May 27, 2009 (the "Transaction Date"), our principal shareholders and officers, Russell R. Desjourdy and Lynn Desjourdy, together with all of our remaining officers and directors voluntarily resigned from their respective offices and positions effective as of the Transaction Date. All of our assets held as of the Transaction Date were distributed to Mr. Desjourdy as compensation for the voluntary termination of his employment agreement.

Effective as of the Transaction Date, we ceased operating our IT services business, and as a result, we no longer derive any revenues from this business,
On August 27, 2010, the Company changed its business model to be a repossession company of motor vehicles, luxury assets and heavy equipment. The Company's intended clients are proposed to be banks and lenders that have loaned money to consumers who purchased autos/trucks, airplanes, boats/yachts and construction equipment. The Company plans to enter the market in Florida and to expand nationwide with strategic mergers and alliances.

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company accounts for the impairment of long-lived assets in accordance with ASC Topic 360, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of' ("ASC Topic 360") requires write-downs to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

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

PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost and depreciated over the estimated useful lives of the assets using the straight-line method. When items are retired or otherwise disposed of income is charged or credited for the difference between net book value and proceeds realized thereon. Ordinary maintenance and repairs are charged to expense as incurred, and replacements and betterments are capitalized.

The range of estimated useful lives used to calculate depreciation for property and equipment are as follow:

Asset Category	Depreciation/Amortization Period
Furniture	5 Years
Office Equipment	5 Years
Leasehold improvements	2 Years

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

The Company adopted the provisions of ASC Topic 740; "Accounting For Uncertainty In Income Taxes-An Interpretation Of ASC Topic 740 ("Topic 740"), Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At December 31, 2010 and 2009 the Company did not record any liabilities for uncertain tax positions.

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

COMMON STOCK PURCHASE WARRANTS

The Company accounts for common stock purchase warrants in accordance ASC Topic 815 "Derivatives and Hedging". The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement, or (ii) gives the company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the company), or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement),

RECLASSIFICATIONS

Certain prior periods' balances have been reclassified to conform to the current period's financial statement presentation. These reclassifications had no impact on previously reported results of operations or stockholders' equity.

RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2010-06, "Fair Value Measurements and Disclosures," which amends the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires disclosure of transfers of assets and liabilities between Level I and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuance, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. The guidance is effective for annual and interim reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual and interim periods beginning after December 15, 2010. The Company adopted these amendments in the first quarter of 2010 and the adoption did not have a material impact on the disclosures in the Company's consolidated financial statements.

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

In April 2010, the FASB issued ASU 2010-13, "Compensation — Stock Compensation (Topic 718) —Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades." ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010 and are not expected to have a significant impact on the Company's consolidated financial statements.

In March 2010, the FASB issued ASU No. 2010-11, "Derivatives and Hedging (Topic 815) — Scope Exception Related to Embedded Credit Derivatives," ASU 2010-11 clarifies that the only form of an embedded credit derivative that is exempt from embedded derivative bifurcation requirements are those that relate to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The provisions of ASU 201.0-11 will be effective on July 1, 2010 and are not expected to have a significant impact on the Company's consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-14, "Software (Topic 985) — Certain Revenue Arrangements That Include Software Elements (A Consensus of the FASB Emerging Issues Task Force)", ASU 2009-14 requires tangible products that contain software and non-software elements that work together to deliver the products essential functionality to be evaluated under the accounting standard regarding multiple deliverable arrangements. This standard update is effective January 1, 2011 and may be adopted prospectively for revenue arrangements entered into or materially modified after the date of adoption or retrospectively for all revenue arrangements for all periods presented. The Company does not expect that this standard update will have a significant impact on its consolidated financial statements.

In September 2009, the FASB issued certain amendments as codified in ASC Topic 605-25, "Revenue Recognition; Multiple-Element Arrangements." These amendments provide clarification on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. An entity is required to allocate revenue in an arrangement using estimated selling prices of deliverables in the absence of vendor-specific objective evidence or third-party evidence of selling price. These amendments also eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. The amendments significantly expand the disclosure requirements for multiple deliverable revenue arrangements. These provisions are to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after September 15, 2010, with earlier application permitted. The Company will adopt the provisions of these amendments in its fiscal year 2011 and is currently evaluating the impact of these amendments to its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 3 - INCOME TAXES

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

The temporary differences that give rise to deferred tax assets and liabilities are as follows:

	December 31, 2010	December 31, 2009
Deferred Tax asset due net operating	$227,000	$242,000
Losses Less: Valuation allowance	$(227,000)	$(242,000)
Net deferred tax asset	$0	$0

In assessing the amount of deferred tax asset to be recognized, management considers whether it is more likely than not that some of the losses will be used in the future. Management expects that they will not have benefit in the future. Accordingly, a full valuation allowance has been established.

NOTE 4 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and debt. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and/or approximate market interest rates of these instruments. The estimated fair value is not necessarily indicative of the amounts the Company would realize in a current market exchange or from future earnings or cash flows,

The Company adopted Statement of ASC Topic 820 Fair Value Measurements ("ASC Topic 820"), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The standard provides a consistent definition of fair value which focuses on an exit price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard also prioritizes, within the measurement of fair value, the use of market-based information over entity specific information and establishes a three-level hierarchy for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date.

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

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Assets measured at fair value on a recurring basis are summarized below:

		Fair value measurement at reporting date using
Description	12/31/2010	Quoted Price in Active Markets for Identical is (Level 1)	Significant Other Observable (Level 2)	Significant Unobservable(Level 3)
Assets
Cash and Cash Equivalents:
Bank Accounts	$7,369	$7,369	--	--
Marketable Securities:
Common Stock	0	0
Preferred /Fixed
Rate Cap Securities
Total Assets	$7,369	$7,369	--	--

No other than temporary impairments were recognized for the years ended December 31, 2010 and  2009.

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

The shares for this registration were not issued until March 31, 2011. See Note 8-Subsequent Events. After expenses of the above private placement the Company netted $732,145 of proceeds,

On August 27, 2010, the Company issued an aggregate of 20,000,000 to William G. Forhan in consideration for services rendered to the Company. The shares were issued pursuant to the registration exemption afforded the Company under Section 4(2) of the Securities Act due to the fact that the issuance did not involve a public offering of securities and was made to one individual.

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

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company's executive and operations offices are located in Palm Beach Gardens, Florida, The Company pays rent on a monthly basis of $10,859 per month. The current lease arrangement expires on September 30, 2011.

The Company entered into an employment agreement with William G. Forhan to serve as our Chief Executive Officer and Chief Financial Officer, the term of which was approximately three years ending on July 19, 2013 and subject to renewal or termination with or without cause. Mr. Forhan received an annual base salary of Two Hundred Thousand Dollars ($200,000) per year during the term of his employment, payable in accordance with the Company's semi-monthly payroll disbursement cycle. Under this agreement, Mr. Forhan was also entitled to be paid a bonus of five percent (5%) of our annual EBITDA, in cash and a $500 monthly car allowance. On December 21, 2010, Mr. Forhan voluntarily resigned from his positions as our Chief Executive and Financial Officer and his employment agreement was effectively terminated. Following this event, Mr. Forhan served as our Chief Operating Officer until January 11, 2011, at which time he also voluntarily resigned from that position. Mr. Forhan had previously been removed as a Director by a majority vote of our shareholders on December 16, 2010.

On the Transaction Date, the Company also entered into an employment agreement with Brad Shrader to serve as our Chief Operating Officer, The term of this agreement was to expire on August 23, 2013, subject to renewal or termination with or without case. Through this agreement, Mr. Shrader received an annual base salary of $135,000 plus a bonus equal to 1.5% of the Company's EBITDA and a $500 per month car allowance. Mr. Shrader also received 200,000 shares of the Company's common stock and an option to purchase up to 50,000 shares of the Company's common stock for a purchase price of $.20 per share until the third anniversary from the grant date of the option.
On December 16, 2010, Mr. Shrader was terminated as the Company's Chief Operating Officer due to disagreements he had with other members of management. In accordance with the terms of his employment agreement, its termination also constituted the resignation by Mr. Shrader from our Board of Directors. Mr. Shrader's shares and options to purchase additional shares as provided for by the employment agreement were also cancelled. Mr. Shrader accepted the termination of his employment agreement but has claimed he is owed approximately $12,500 for accrued wages, unpaid expenses and severance. The Board of Directors has evaluated these claims and disputes that Mr. Shrader is owed any additional amounts.

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

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	Estimated Life	December 31, 2010	December 31, 2009

Computer and software	5 Years	$18,749	-0-
Total Property and Equipment		$18,749	-0-
Accumulated Depreciation		$(10,000)	(0)
Total Property and Equipment, Net		$8,749	-0-

NOTE 8 - SUBSEQUENT EVENTS

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

After the Agreement was entered into, a number of conditions were not satisfied or completed by the respective parties. Although efforts were made by the Company and Blackburn to resolve these issues, it was ultimately agreed to that the Agreement, the Employment Agreement and the shares issued to Blackburn would be rescinded and cancelled. As of the date of this Annual Report, a definitive agreement to cancel the Agreement, Employment Agreement and Blackburn's shares has not yet been finalized.

Commencing in December 2010, the Company experienced significant changes to management. Mr. Shrader was terminated as our COO and also removed as a Director on December 16, 2010. On December 16, 2010, a majority of the Company's shareholders also caused Mr. Forhan to be removed from the Board of Directors and elected William A. Glynn and Bradley Wilson as new Directors. Following these events, Mr. Forhan assumed the responsibilities of our COO and Mr. Glynn became the new Chief Executive Officer, Chief Financial Officer and Treasurer. Mr. Wilson became Chairman of our Board of Directors and also was appointed to serve as our Secretary.

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

As per the above note Note 5-Common Stock the Company did not issue the shares for the registration dated August 27, 2010 until March 31, 2011 the Company did not issue the shares relating to the private offering dated August 27, 2010 until March 31, 2011 due to the oversight of the Company's former Chief Executive Officer. The shares have been issued and are outstanding as of March 31, 2011.

In order to meet the Company's operating capital needs for the first quarter of 2011 the Company has borrowed from York & Kassing Services, Ltd., a related party. The notes are due one year from the time of the draft and have a yearly interest rate of 5%. As of March 31, 2011 the outstanding balance is $160,966.

NOTE 9 - GOING CONCERN ISSUES

The Company had losses from continuing operations of $670,105 during the year ended 2010. At December 31, 2010, the Company had negative working capital of $85,605. The Company had cash on hand of $7.369 at December 31, 2010 which is not sufficient to meet our current cash requirements for the next twelve months.
The Company expects to incur additional losses until sufficient sales of its products are achieved. The Company's total sales figure for 2010 is $105,333, however the Company is still operating at a loss and substantial sales volumes have not yet been achieved. The Company continues to need operating capital to continue operations. There can be no assurance that the Company's future revenues will ever be significant or that the Company's operations will ever be profitable.

NOTE 10 - IMPAIRMENT OF ASSET

In August of 2010 the Company purchased $100,000 of Common Stock of Casino Player Inc. a public held and reporting Company controlled by the former CEO, William G. Forhan. The Common Stock of Casino Players Inc. is not traded as of the current date. The Company has determined this stock as no value and had elected to fully impair the value.