Form 10-Q
period 2011-03-31
National Asset Recovery Corp.
filed 2011-05-20
CIK 1430683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission file number: 333-150135

NATIONAL ASSET RECOVERY CORP.
 (Exact Name of Registrant as Specified in Its Charter)

Nevada	04-3526451
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

The number of shares outstanding of the registrant's common stock as of May 16, 2011,  was 86,735,360.

National Asset Recovery Corp.

 (A Development Stage Company)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

NATIONAL ASSET RECOVERY CORP.
BALANCE SHEET

	March 31, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and Cash Equivalents	$8,929	$7,369
Accounts Receivable	33,844	16,741
Total Current Assets	42,773	24,110
PROPERTY AND EQUIPMENT, net	3,415	8,749
Other Assets:
Intangible Assets-Net of Amortization	-	86,869
Due from Advanced	-	67,800
Deposits and Prepaid Expenses	11,419	16,085
Total Other Assets	11,419	170,754
TOTAL ASSETS	$57,607	$203,613
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts Payable	$64,461	$95,524
Due to Related Party	203,326	14,191
Total Current Liabilities	267,787	109,715
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock, $.001 par value; 200,000,000 shares authorized 83,715,000 and -0- shares issued and outstanding at December 31, 2010 and
December 31, 2009 (respectively)	83,715	83,715
Additional Paid in Capital	680,289	680,289
Accumulated Deficit	(974,184)	(670,106)
TOTAL STOCKHOLDERS' EQUITY	(210,180)	93,898
TOTAL LIABILITIES & STOCKHOLDERS EQUITY	$57,607	$203,613

See accompanying notes to the unaudited Condensed Consolidated Financial Statements

NATIONAL ASSET RECOVERY CORP.
STATEMENT OF OPERATIONS

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010

Revenue	$66,572	$-
Cost of Sales	46,659	-
Gross Profit	19,913	-
Expenses
Depreciation	5,334	-
Insurance	9,984	-
Office	2,690	-
Payroll and payroll taxes	80,062	-
Professional fees	95,002	-
Rent	37,904	-
Travel and entertainment	9,224	-
Utilities	9,062	-
Other expenses	8,278	140,604
Total Expenses	257,540	140,604
Loss from Operations	(237,627)	(140,604)
Other Income (Expense)
Interest Expense		(15,860)
Impairment of Asset-Acquisition	(67,800)	-
Interest Income	1,350	-
Total Other Income (Expense)	(66,450)	-
Loss Before Income Taxes	(304,077)	(156,464)

Income Tax Benefit	-	-

Net Loss	(304,077)	(156,464)

Loss Per Share-Basic and Diluted	$(0.00)	$(0.01)

Weighted Average Common Shares Outstanding -Basic and Diluted	86,735,360000	22,640,000

See accompanying notes to the unaudited Condensed Consolidated Financial Statements

NATIONAL ASSET RECOVERY CORPORATION
STATEMENT OF CASH FLOWS

CASH FLOWS FROM OPERATING ACTIVITIES:	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010

Net loss	$(304,077)	$(156,464)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	5,333	-
Changes in operating assets and liabilities:
Decrease (Increase) in assets:
Accounts Receivable	(17,103)	-
Loan Receivable	67,800	-
Intangible assets	86,869	-
Prepaid Expenses and Deposits	4,666	10,000
Increase (Decrease) in liabilities:
Accounts payable and accrued expenses	(31,063)	(4,637)
Due to related party	-	15,860
Net Cash Used In Operating Activities	(187,575)	(135,241)

Cash Flows from Investing Activities
Fixed Assets Purchased	-	-
Net Cash( Used In) Provided by Investing Activities	-	-
Cash Flows from Financing Activities
Private Placement-Net of expenses	-	-
Proceeds from notes payable-related party	189,135	50,000
Net Cash Provided by(Used In) Financing Activities	189,135	50,000
NET INCREASE IN CASH AND CASH EQUIVALENTS	1,560	(85,241)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,369	99,174
CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,929	$13,933
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Interest paid during the period	$-	$-
Income taxes paid during the period	$-	$-

See accompanying notes to the financial Statements

NATIONAL ASSET RECOVERY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

NOTE 1  ORGANIZATION AND CAPITALIZATION

Organization

National Asset Recovery Corp. formerly known as Nasus Consulting, Inc,. is a Nevada corporation incorporated in February 2009 and the successor by merger to a Massachusetts corporation incorporated on August 1, 2000.  From its inception on August 1, 2000, until May 27, 2011, the Company provided professional information technology (“IT”) services, including software and hardware installation, data conversion, training, and software product modifications to businesses.

On March 5, 2009,, we completed a statutory merger (solely for the purpose of redomicile) with a Nevada corporation by the same name.  On March 12, 2009, we amended our Articles of Incorporation to increase our authorized common shares to 200,000,000.   On May 27, 2009, (the “Transaction Date”), our principal shareholders and officers, Russell R. Desjourdy and Lynn Desjourdy, together with all of our remaining officers and directors voluntarily resigned from their respective offices and positions effective as of the Transaction Date.  All of our assets held as of the Transaction Date were distributed to Mr. Desjourdy as compensation for the voluntary termination of his employment agreement.

Effective as of the Transaction Date, we ceased operating our IT services business, and as a result, we no longer derive any revenues from this business.  Between the Transaction Date and August 27, 2010, we were a development stage company and did not record any revenues.  During this period, we were involved in the development and design of a range of massively multiplayer online (“MMO”) virtual reality experiences for online internet entertainment, education, social and business interactive purposes.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. At December 31, 2010 and March 31, 2011, the Company had cash equivalents in the amount of approximately $7,369, and $8,929, respectively, all in low risk investments.

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

If the long-lived assets are identified as being planned for disposal or sale, they would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. As of March 31, 2010 and 2011 there were no impairments of long-lived assets.

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

There have been no returns through March 31, 2011. Therefore, a sales return allowance has not been established since management believes returns will be insignificant.

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

Based on its evaluation, the Company concluded that there are no significant uncertain tax positions requiring recognition in its consolidated financial statements. The evaluation was performed for the tax quarter ended March 31 2011, the tax quarter ended March 31, 2011, the tax years which remain subject to examination by major tax jurisdictions as of March 31, 2011 are 2009-2010.

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

The Company adopted the provisions of ASC Topic 740; "Accounting For Uncertainty In Income Taxes-An Interpretation Of ASC Topic 740 ("Topic 740").  Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement.  The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At March 31, 2010 and 2011, the Company did not record any liabilities for uncertain tax positions.

CONCENTRATION OF CREDIT RISK

Financial   instruments   that   potentially   subject   the Company  to concentrations of credit risk consist principally of cash. The Company maintains cash balances  at one financial institution, which is insured by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC insured institution insures up to $250,000 on account balances. The amounts that are not insured by FDIC limitations are held in short-term securities. As of March 31, 2010 and 2011, there were no uninsured balances. The Company has not experienced any losses in such accounts.

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

For the years ended March 31, 2010 and 2011, the Company did not have any stock option grants outstanding.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In July 2010, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance that will require additional disclosures about the credit quality of loans, lease receivables and other long-term receivables and the related allowance for credit losses. Certain additional disclosures in this new accounting guidance will be effective for the Company on March 31, 2010 with certain other additional disclosures that will be effective on March 31, 2011. The Company does not expect the adoption of this new accounting guidance to have a material impact on its consolidated financial statements.

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

In October 2009, the FASB issued ASU No. 2009-14, “Software (Topic 985) — Certain Revenue Arrangements That Include Software Elements (A Consensus of the FASB Emerging Issues Task Force)”. ASU 2011-14 requires tangible products that contain software and non-software elements that work together to deliver the products essential functionality to be evaluated under the accounting standard regarding multiple deliverable arrangements. This standard update is effective January 1, 2011 and may be adopted prospectively for revenue arrangements entered into or materially modified after the date of adoption or retrospectively for all revenue arrangements for all periods presented. The Company does not expect that this standard update will have a significant impact on its consolidated financial statements.

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

NOTE 3 INCOME TAXES

As of March 31, 2011 and December 31, 2010, the Company had Federal and state net operating losses of approximately $970,000 and $719,000, respectively, that are  subject  to limitations. The losses are available to offset future income. The net operating loss carry fowards will expire in various years through 2028 subject to limitations of Section 382 of the Internal Revenue Code, as amended. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

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

The temporary differences that give rise to  deferred  tax  assets  and  liabilities are as follows:

	March 31, 2011	December 31, 2010
Deferred tax asset due net operating losses	$300,000	$242,000
Less: Valuation allowance	$(300,000)	$(242,000)
Net deferred tax asset	$0	$0

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

·	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement

Assets measured at fair value on a recurring basis are summarized below:

	Fair value measurement at reporting date using
Inputs Description	March 31, 2011	Quoted Price in Active Markets for Identical is (Level 1)	Significant Other Observable (Level 2)	Significant Unobservable (Level3)

Assets
Cash and Cash Equivalents:
Bank Accounts	$8,929	$8,929	--	--

Marketable Securities:
Common Stock	0	0	--	--

Preferred /Fixed
Rate Cap Securities

Total Assets	$8,929	$8,929	--	--

No other than temporary impairments were recognized for the years ended March 31, 2010 and 2011.

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

The shares for this transaction were not issued until March 31, 2011.

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

Common Stock

The Company had 200,000,000 shares of $.001 par value common stock authorized as of March 31, 2010 and 2011. Total shares issued and outstanding were 86,735,360 as of March 31, 2011 and 22,640,000 as of March 31, 2010.

Options

As of March 31, 2010 and 2011, no options to purchase common stock of the Company were outstanding.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company’s executive and operations offices are located in Palm Beach Gardens, Florida.  The Company pays rent on a monthly basis of $10,859 per month.   The current lease arrangement expires on September 30, 2011.

On August 29, 2010, the Company entered into an employment agreement with William G. Forhan to serve as our Chief Executive Officer and Chief Financial Officer, the term of which was approximately three years ending on July 19, 2013 and subject to renewal or termination with or without cause.  Mr. Forhan received an annual base salary of Two Hundred Thousand Dollars ($200,000) per year during the term of his employment, payable in accordance with the Company’s semi-monthly payroll disbursement cycle.  Under this agreement, Mr. Forhan was also entitled to be paid a bonus of five percent (5%) of our annual EBITDA, in cash and a $500 monthly car allowance.  On December 21, 2010, Mr. Forhan voluntarily resigned from his positions as our Chief Executive and Financial Officer and his employment agreement was effectively terminated.  Following this event, Mr. Forhan served as our Chief Operating Officer until January 11, 2011, at which time he also voluntarily resigned from that position.  Mr. Forhan had previously been removed as a Director by a majority vote of our shareholders on December 16, 2010.

On August 29, 2010, the Company also entered into an employment agreement with Brad Shrader to serve as our Chief Operating Officer.  The term of this agreement was to expire on August 23, 2013, subject to renewal or termination with or without case.  Through this agreement, Mr. Shrader received an annual base salary of $135,000 plus a bonus equal to 1.5% of the Company’s EBITDA and a $500 per month car allowance.  Mr. Shrader also received 200,000 shares of the Company’s common stock and an option to purchase up to 50,000 shares of the Company’s common stock for a purchase price of $.20 per share until the third anniversary from the grant date of the option.

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

NOTE 7 - PROPERTY AND EQUIPMENT

Property and Equipment consist of the following:

Property and Equipment:	Estimated Life	March 31, 2010	March 31, 2011
Computer and software	5 Years	$18,749	$0
Total Property and Equipment		18,749	0
Accumulated Depreciation		(15,334)	(0)
Total Property and Equipment, Net		$3,415	0

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

As per the above note Note 5-Common Stock, the Company did not issue the shares relating to the private offering dated August 27, 2010 until March 31, 2011 due to the oversight of the Company’s former Chief Executive Officer. The shares have been issued and are outstanding as of March 31, 2011.

 In order to meet the Company’s operating capital needs for the first quarter of 2011 the Company has borrowed funds from York &Kassing Services, Ltd., a related party. The notes are due one year from the time each advance was made and have a yearly interest rate of 5%. As of March 31, 2011, the total outstanding principal balance owed to York & Kassing Services,Ltd. is $189,135.  A detail of the related party notes payable as of the date of this Report as follows:

Note Holder	Principal Amount	Due Date
York & Kassing Services, Ltd.	$31,690,59	January 4, 2012
York & Kassing Services, Ltd.	$40,150.66	February 7, 2012
York & Kassing Services, Ltd.	$89,124.38	March 28, 2012
York & Kassing Services, Ltd.	$28,169.37	April 22, 2012

NOTE 9 GOING CONCERN ISSUES

The Company had losses from continuing operations of $304,077 during the quarter ended March 31, 2011. At March 31, 2011, the Company had negative working capital of $225,014.   The Company had cash on hand of $8,929 at March 31, 2011, which is not sufficient to meet our current cash requirements for the next twelve months.

The Company expects to incur additional losses until sufficient sales of its products are achieved.  The Company’s total sales figure for the three months ended March 31, 2011 is $66,572, however the Company is still operating at a loss and substantial sales volumes have not yet been achieved.  The Company continues to need operating capital to continue operations. There can be no assurance that the Company's future revenues will ever be significant or that the Company's operations will ever be profitable.

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

Effective as of May 27, 2009, we ceased operating our IT services business, and as a result, no longer derived any revenues from this business.  From May 27, 2010 until August 27, 2010, our management was engaged in negotiating the potential purchase or an exclusive licensing arrangement of certain technology from Idea Fabrik SA (“Idea Fabrik”), a company domiciled in Luxembourg.  That technology was intended to serve as the foundation platform for the development of a range of Massively Multiplayer Online ("MMO"), virtual reality experiences for online internet entertainment, educational, social and business purposes.  We were also engaged in product design, market analysis, testing and evaluation of other related technologies.  During 2010, we had to reduce significantly the level of activity in all these areas due to capital constraints that was compounded by the fact that we were a development stage company and did not have any recorded revenues between May 27, 2009 and August 27, 2010.

As a result of these events, our management recommended that we discontinue the development of our MMO and any other technologies and on August 27, 2010 (the “Transaction Date”), our principal shareholder and Chairman, Oleksandr Shalash (“Mr. Shalash”), as well as all of our remaining officers and directors voluntarily resigned from their respective positions effective as of the Transaction Date.  On the Transaction Date, Mr. Shalash and Ivan Hrubi (“Mr. Hrubi”), our two (2) principal shareholders, granted options to approximately fifteen (15) investors to acquire all of the 16,000,000 shares they collectively owned.  In addition, Messrs. Shalash and Hrubi granted proxies to William G. Forhan to vote their shares.  All of our assets held as of the Transaction Date were transferred and delivered to Idea Fabrik in consideration for its agreement to cancel certain debts of the Company, which were evidenced by promissory notes held by Idea Fabrik.  Idea Fabrik also agreed to assume other debts of the Company that were owed to a former director.  On the Transaction Date, we received a signed general release for each debt that was either cancelled or assumed by Idea Fabrik.

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

Effective as of the Transaction Date, we changed our business  model to become a repossession company of motor vehicles, construction equipment, watercraft, airplanes and luxury assets.  On October 1, 2010, we also changed our name from Nasus Consulting, Inc. to National Asset Recovery Corp. to more accurately associate our corporate name with the type of business we are engaged in.  Our stock symbol was also changed from NSUS to REPO for this same reason.

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

RESULTS OF OPERATIONS – FOR THE THREE MONTHS ENDED MARCH 31, 2011 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2010

Revenue: For the three months ended March 31, 2011, our total revenues were $66,572 as compared to -0- for the three months period ended March 31, 2010.  The increase in total revenues was a result of the change in our business model on August 27, 2010, to a repossession company of motor vehicles, construction equipment, watercrafts, airplanes and other luxury assets.  Between August 27, 2010 and May 27, 2009, we were a development company and generated no revenues.

Cost of Sales:  For the three months ended March 31, 2011, our costs of sales was $46,659 resulting in a gross profit of $19,913 as compared to costs of sales of -0- for the three months ended March 31, 2010.  The increase in cost of sales in 2011 was due to the decision to change our business model on August 27, 2010, to a repossession company as referenced above.  Before August 27, 2010 and through May 27, 2009, we were a development company and generated no revenues.

Operating Expenses:  For the three month period ended March 31, 2011 and March 31, 2010, our total operating expenses were $257,540 and $140,604, respectively.  This $116,936 increase was due primarily to increases in salaries, wages and professional fees due to the employment of additional personnel, increased costs resulting from our being a public company and increases in other general and administrative expenses primarily as a result of the decision to change our business model to a repossession company on August 27, 2010.

Net losses:  Net losses for the three months ended March 31, 2011 were $(304,077) as compared to net losses of $(140,604) for the three months ended March 31, 2010.  The increase in net losses of $(156,464) was a result of increased operating expenses incurred by the Company to implement its repossession business.

LIQUIDITY AND CAPITAL RESOURCES

Our financial statements as presented in Item 1 of this Report have been prepared in conformity with US GAAP, which contemplate our continuation as a going concern. However, the report of our independent registered public accounting firm on our financial statements, as of and for the year ended December 31, 2010, contains an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. The “going concern” qualification results from, among other things, our working capital deficiency, stockholder’s deficiency and our significant operating losses since the Transaction Date.   Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary if we were unable to continue as a going concern.

As of March 31, 2011, we had $8,929 in cash and, since August 27, 2011, have funded our operations with capital raised through a private offering of our equity securities, which after the deduction of offering related expenses, netted us $732,145 and revenues we generated from operations that commenced in November 2010 of approximately $105,333. The capital required to execute our total business vision and objectives is significant and the revenues we currently produce from operations are not sufficient to satisfy our operating expenses or establish adequate working capital reserves to provide for future contingencies.  Since January 1, 2011, we have depended and shall continue to depend on related party loans to satisfy our working capital needs and operating expenses.  We have recently streamlined our staff to improve efficiencies in the way orders are processed and taken other steps to reduce overhead expense.  At this time, however, there is no assurance that we will be successful in generating sufficient revenues from operations or raising additional capital that is required to execute our business objectives.

RELATED PARTY NOTE PAYABLE AGREEMENTS

On January 4, 2011, we executed an unsecured note payable in the principal amount of $31,690.59 with York & Kassing Services, Ltd., a related party.  The note bears interest at the rate of five percent (5%) per annum and all principal and accrued interest are due on January 4, 2012.

On February 7, 2011, we executed an unsecured note payable in the principal amount of $40,150.66 with York & Kassing Services, Ltd., a related party.  The note bears interest at the rate of five percent (5%) per annum and all principal and accrued interest are due on February 7, 2012.

On March 28, 2011, we executed an unsecured note payable in the principal amount of $89,124.38 with York & Kassing Services, Ltd., a related party.  The note bears interest at the rate of five percent (5%) per annum and all principal and accrued interest are due on March 28, 2012.

On April 22, 2011, we executed an unsecured note payable in the principal amount of $28,169.37 with York & Kassing Services, Ltd., a related party.  The note bears interest at the rate of five percent (5%) per annum and all principal and accrued interest are due on April 22, 2012.

CASH AND CASH FLOWS

Our cash and cash equivalents at March 31, 2011, were $8,929 as compared to $7,369 at December 31, 2010.  For the three months ended March 31, 2011, net cash used in operations was $(187,575) as compared to net cash used in operations of $(135,241) for the three months ended March 31, 2010.  For the three months ended March 31, 2011, the primary use of cash from operations was the loss from operations of $(237,627), the impairment of acquired assets $(67,800) and other income expense $(66,450).  .  For this same period, the primary sources of cash from operations were derived from revenues generated through our repossession business in the amount of $66,572 and interest income in the amount of $1,350.  For the three months ended March 31, 2010, the primary use of cash from operations was the net loss of $(140,604).  For this same period, , there were no sources of cash from operations   since between May 27, 2009 and August 27, 2010, we were a development stage company and had no revenues.

On September 1, 2010, we purchased 400,000 common shares at a cost of $100,000 from Casino Players, Inc. (“CPI”), a publicly traded company that William G. Forhan, our former Chief Executive and Financial Officer, was and continues to be affiliated with.  The common shares currently have no value and we cannot predict whether the common shares will ever have any value.  As a result, we elected to fully impair the value of the CPI shares as of December 31, 2010.  We had no cash flows from investing activities for the three months ended March 31, 2011 or 2010.  For the three months ended March 31, 2010, net cash provided by financing activities was $160,965.63 and was comprised of cash proceeds from notes payable to a related party, York & Kassing Services, Ltd.   For the three months ended March 31, 2010, net cash provided by financing activities was $50,000 and was comprised of notes payable to Idea Fabrik S.A., a Luxemburg based company.  On August 27, 2010, all of the notes payable to Idea Fabrik were cancelled and forgiven in consideration for the transfer and assignment of all of the assets that we held on that date.

CONTRACTUAL OBLIGATIONS

Our current obligations are notes payable to a related party that bear interest at five percent (5%) per annum.  The due dates for the notes are listed below:

Note Holder	Principal Amount	Due Date
York & Kassing Services, Ltd.	$31,690.59	January 4, 2012
York & Kassing Services, Ltd.	$40,150.66	February 7, 2012
York & Kassing Services, Ltd.	$89,124.38	March 28, 2012
York & Kassing Services, Ltd.	$28,169.37	April 22, 2012

CRITICAL ACCOUNTING POLICIES

We prepare our financial statements in accordance with US GAAP.  Our significant accounting policies and estimates are disclosed in the notes to our consolidated financial statements contained in our Annual Report on Form 10-K for the period ended December 31, 2010.  Currently, our business is in the early stages of operations, and the number of accounting transactions has been minimal, and involved primarily the recording of operating expenses we incurred and revenues we have derived.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to provide the information under this item.

ITEM 4T. CONTROLS AND PROCEDURES.

a) Evaluation of Disclosure Controls and Procedures

Our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of the last day of the fiscal period covered by this report, March 31, 2011. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Our Certifying Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act as of March 31, 2011. Based on this evaluation, our Certifying Officer concluded that our disclosure controls and procedures were effective as of this date.

b) Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2011, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

As a smaller reporting company, we are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On August 27, 2010, the Company sold an aggregate of 3,020,367 shares of common stock to a total of 15 individuals for gross proceeds of $1,663,557.75. The Company sold these shares of common stock pursuant to the registration exemption afforded the Company under Regulation S promulgated under the Securities Act of 1933, as amended (the "Securities Act"), due to the facts that all of the purchasers were non-US residents and the Company did not solicit individuals or advertise the offering of securities.  The shares of common stock sold in this transaction were not issued until March 31, 2011.

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

NATIONAL ASSET RECOVERY CORP.

Dated: May 20, 2011	By:	/s/ William A. Glynn
William A. Glynn
Chief Executive and Chief Financial Officer (Principal Executive and Financial Officer)