Form 10-Q
period 2011-06-30
National Asset Recovery Corp.
filed 2011-08-12
CIK 1430683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission file number: 333-150135

NATIONAL ASSET RECOVERY CORP.
 (Exact Name of Registrant as Specified in Its Charter)

Nevada	04-3526451
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30 Skyline Drive, Suite 200
Lake Mary, FL 32746
(Address of principal executive offices, including zip code)

(407) 333-2094
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares outstanding of the registrant's common stock as of August 11, 2011, was 181,735,360.

NATIONAL ASSET RECOVERY CORP.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

NATIONAL ASSET RECOVERY CORP.
BALANCE SHEET

	June 30, 2011	December 31, 2010
ASSETS
Current Assets:

Cash and Cash Equivalents	$188	$7,369
Accounts Receivable	--	16,741
Total Current Assets	188	24,110

PROPERTY AND EQUIPMENT, net	--	8,749

Other Assets:
Intangible Assets-Net of Amortization	-	86,869
Due from Advanced	-	67,800
Deposits and Prepaid Expenses	16,085	16,085
Total Other Assets	16,085	170,754

TOTAL ASSETS	$16,273	$203,613

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts Payable	$45,110	$95,524
Due to Related Party	243,340	14,191
Total Current Liabilities	288,450	109,715

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Common stock, $.001 par value; 200,000,000 shares authorized 181,735,560 and 83,715,000 shares issued and outstanding at June 30, 2011 and December 31, 2010
(respectively)	181,735	83,715
Additional Paid in Capital	582,269	680,289
Accumulated Deficit	(1,036,181)	(670,106)
TOTAL STOCKHOLDERS' EQUITY	(272,177)	93,898

TOTAL LIABILITIES & STOCKHOLDERS EQUITY	$16,273	$203,613

See accompanying notes to the unaudited Condensed Consolidated Financial Statements

NATIONAL ASSET RECOVERY CORP.
STATEMENT OF OPERATIONS

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Revenue	$9,563	$-	$76,135	$-
Cost of Sales	22,003	-	68,662	-
Gross Profit	(12,220)	-	7,473	-

Expenses

Depreciation	3,000	-	8,334	-
Insurance	6,510	-	16,494	-
Office	2,418	-	5,108	-
Payroll and payroll taxes	8,400	-	88,462	-
Professional fees	22,427	-	117,429	-
Rent	-	-	37,904	-
Travel and entertainment	1,837	-	11,061	-
Utilities	3,989	-	13,051	-
Other expenses	2,226	39,420	10,504	180,024
Total Expenses	50,807	39,420	308,347	180,024
Loss from Operations	(63,247)	(39,420)	(300,874)	(180,024)

Other Income (Expense)

Interest Expense		(16,860)		(32,720)
Impairment of Asset-Acquisition	-	-	(67,800)	-
Interest Income	1,249	-	2,599	-
Total Other Income (Expense)	1,249	(16,860)	(65,201)	(32,720)
Loss Before Income Taxes	(61,998)	(56,280)	(366,075)	(212,744)

Income Tax Benefit	-	-	-	-

Net Loss	(61,998)	(56,280)	(366,075)	(212,744)

Loss Per Share-Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted Average Common Shares

Outstanding -Basic and Diluted	181,735,300	22,640,000	181,735,300,035,360000	22,640,000

See accompanying notes to the unaudited Condensed Consolidated Financial Statements

NATIONAL ASSET RECOVERY CORPORATION
STATEMENT OF CASH FLOWS

	Six Months Ended	Six Months Ended
	June 30, 2011	June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(366,075)	$(212,744)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	8,750	-

Changes in operating assets and liabilities:
Decrease (Increase) in assets:
Accounts Receivable	16,741	-
Loan Receivable	67,800	-
Intangible assets	86,869	-
Prepaid Expenses and Deposits	-	10,000

Increase (Decrease) in liabilities:
Accounts payable and accrued expenses	(50,606)	(10,878)
Due to related party	-	32,720

Net Cash Used In Operating Activities	(236,521)	(180,902)

Cash Flows from Investing Activities
Fixed Assets Purchased	-	-
Net Cash( Used In) Provided by Investing Activities	-	-
Cash Flows from Financing Activities
Private Placement-Net of expenses	229,340	83,000
Proceeds from notes payable-related party	229,340	83,000
Net Cash Provided by(Used In) Financing Activities
NET INCREASE IN CASH AND CASH EQUIVALENTS	(7,181)	(97,902)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,369	99,174
CASH AND CASH EQUIVALENTS, END OF PERIOD	$188	$1,272
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Interest paid during the period	$-	$-
Income taxes paid during the period	$-	$-

See accompanying notes to the financial Statements

NATIONAL ASSET RECOVERY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010

NOTE 1  ORGANIZATION AND CAPITALIZATION

Organization

National Asset Recovery Corp. formerly known as Nasus Consulting, Inc., is a Nevada corporation incorporated in February 2009 and the successor by merger to a Massachusetts corporation incorporated on August 1, 2000.  From its inception on August 1, 2000, until May 27, 2011, the Company provided professional information technology (“IT”) services, including software and hardware installation, data conversion, training, and software product modifications to businesses.

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

On August 27, 2010, the Company changed its business model to be a forwarding company for the repossession of motor vehicles, luxury assets and heavy equipment. The Company has operated as a repossession forwarding company in Florida and other parts of the United States through business relationships it established with banks and lenders that have loaned money to consumers who purchased autos/trucks, airplanes, boats/yachts and construction equipment.  Due to substantial overhead costs, regulatory requirements and low profit margins associated with its business, the Company has temporarily ceased operations of its repossession forwarding business and is currently evaluating other opportunities in an attempt to achieve profitability.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. At December 31, 2010 and June 30, 2011, the Company had cash equivalents in the amount of approximately $7,369, and $188, respectively, all in low risk investments.

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

There have been no returns through June 30, 2011. Therefore, a sales return allowance has not been established since management believes returns will be insignificant.

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

Based on its evaluation, the Company concluded that there are no significant uncertain tax positions requiring recognition in its consolidated financial statements. The evaluation was performed for the tax quarter ended June 30 2011, the tax quarter ended June 30, 2011, the tax years which remain subject to examination by major tax jurisdictions as of June 30, 2011 are 2009-2010.

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

The Company adopted the provisions of ASC Topic 740; "Accounting For Uncertainty In Income Taxes-An Interpretation Of ASC Topic 740 ("Topic 740").  Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement.  The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At June 30, 2010 and 2011, the Company did not record any liabilities for uncertain tax positions.

CONCENTRATION OF CREDIT RISK

Financial   instruments   that   potentially   subject   the Company  to concentrations of credit risk consist principally of cash. The Company maintains cash balances  at one financial institution, which is insured by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC insured institution insures up to $250,000 on account balances. The amounts that are not insured by FDIC limitations are held in short-term securities. As of June 30, 2010 and 2011, there were no uninsured balances. The Company has not experienced any losses in such accounts.

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share are computed in accordance with ASC Topic 260, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period.

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

For the periods ended June 30, 2010 and 2011, the Company did not have any stock option grants outstanding.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In July 2010, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance that will require additional disclosures about the credit quality of loans, lease receivables and other long-term receivables and the related allowance for credit losses. Certain additional disclosures in this new accounting guidance will be effective for the Company on June 30, 2010 with certain other additional disclosures that will be effective on June 30, 2011. The Company does not expect the adoption of this new accounting guidance to have a material impact on its consolidated financial statements.

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

NOTE 3 INCOME TAXES

As of June 30, 2011 and December 31, 2010, the Company had Federal and state net operating losses of approximately $1,036,000 and $719,000, respectively, that are  subject  to limitations. The losses are available to offset future income. The net operating loss carry forwards will expire in various years through 2028 subject to limitations of Section 382 of the Internal Revenue Code, as amended. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

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

The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change", as defined by the Internal Revenue Code. Federal and state net operating losses are subject to limitations as a result of these restrictions. On August 27, 2010, the Company experienced a substantial change in ownership exceeding 50%. As a result, the Company's ability to utilize its net operating losses against future income has been significantly reduced.

The temporary differences that give rise to  deferred  tax  assets  and  liabilities are as follows:

	June 30, 2011	December 31, 2010
Deferred tax asset due net operating losses	$330,000	$242,000
Less: Valuation allowance	$(330,000)	$(242,000)
Net deferred tax asset	$0	$0

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

·	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement

Assets measured at fair value on a recurring basis are summarized below:

	Fair value measurement at reporting date using
	June 30,	Quoted Price in Active Markets for Identical is	Significant Other Observable	Significant Unobservable Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and Cash Equivalents:
Bank Accounts	$188	$188	-	-
Marketable Securities:
Common Stock	0	0	-	-
Preferred /Fixed
Rate Cap Securities

Total Assets	$188	$188	-	-

No other than temporary impairments were recognized for the years ended June 30, 2010 and 2011.

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

As a result of the Company issuing a total of 60,000,000 shares of common stock there was in effect, a change of control of the Company. The persons who acquired such control were William G. Forhan, DewFish and Company, Inc. and Ralph Oelbermann, with each beneficially owning on August 27, 2010 approximately 23.35% of the Company's common stock and together, approximately 70.04%.

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

On December 16, 2010, Mr. Shrader was terminated by the Board of Directors due to disagreements he had with other members of management.

On December 16, 2010, Mr. Forhan was also removed from the Board of Directors by a majority of our shareholders.  On this same date, a majority of our shareholders elected William A. Glynn and Bradley Wilson as new members to the Board of Directors.

Subsequently, on January 31, 2011, and February 21, 2011, Mr. York and Mr. Kuchenberg respectively resigned as members of the Board of Directors.  As of the date of this Report, these vacancies have not yet been filled.

On May 17, 2011, the Company issued an aggregate of 75,000,000 shares of common stock to Bradley Wilson for services rendered.  The Company sold these shares pursuant to an exemption from registration pursuant to §4(2) of the Securities Act of 1933 (the “Act”).  Mr. Wilson has served as the Chairman to the Company’s Board of Directors since December 16, 2010, and is receiving these shares as partial compensation for entering into a five year employment agreement with the Company.  The shares issued to Mr. Wilson are subject to forfeiture on a pro-rata basis if he voluntarily terminates his employment or if the Company terminates his employment agreement for cause before the end of the five year term.

 On May 17, 2011, the Company issued an aggregate of 20,000,000 shares of common stock to William A. Glynn for services rendered.  The Company sold these shares pursuant to an exemption from registration pursuant to §4(2) of the Act.  Mr. Glynn has served as the Chief Executive Officer, Chief Financial Officer and Treasurer and as a member of the Company’s Board of Directors since December 16, 2010, and is receiving these shares as partial compensation for entering into a five year employment agreement with the Company.  The shares issued to Mr. Glynn are subject to forfeiture on a pro-rata basis if he voluntarily terminates his employment or if the Company terminates his employment agreement for cause before the end of the five year term.

 As a result of the issuance of 95,000,000 shares of common stock as reported in Item 3.02 above, a change of control of the Registrant took place.  The persons who acquired such control are Bradley Wilson, who beneficially owns approximately 41% of the Company’s issued and outstanding shares of common stock and William A. Glynn, who beneficially owns approximately 11% of the Company’s issued and outstanding shares of common stock.  Collectively, Mr. Wilson and Mr. Glynn own approximately 52% of the Company’s total issued and outstanding shares of common stock.

Common Stock

The Company had 200,000,000 shares of $.001 par value common stock authorized as of June 30, 2010 and 2011. Total shares issued and outstanding were 181,735,360 as of June 30, 2011 and 22,640,000 as of June 30, 2010.

Options

As of June 30, 2010 and 2011, no options to purchase common stock of the Company were outstanding.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

On June 10, 2011, the Company relocated its executive and operations offices from Palm Beach Gardens, Florida to Lake Mary, Florida.  The Company is currently being allowed to use its new space free of charge.  The Company surrendered the lease for its prior office space in Palm Beach Gardens, Florida, which surrender was accepted by the landlord.  As a result, the Company has no liability for unpaid rent or any other costs or expenses arising from its previous lease agreement.

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

On December 16, 2010, Mr. Shrader was terminated as the Company’s Chief Operating Officer due to disagreements he had with other members of management.  In accordance with the terms of his employment agreement, its termination also constituted the resignation by Mr. Shrader from our Board of Directors.  Mr. Shrader’s shares and options to purchase additional shares as provided for by the employment agreement were also cancelled.  Mr. Shrader accepted the termination of his employment agreement but has claimed he is owed approximately $12,500 for accrued wages, unpaid expenses and severance.  The Board of Directors has evaluated these claims and disputes that Mr. Shrader is owed any additional amounts.   To date, no further action has been taken by Mr. Shrader to pursue these claims.

On December 16, 2010, the Company appointed William A. Glynn to serve as our Chief Executive Officer, Chief Financial Officer and Treasurer at an annual salary of $52,000.  Mr. Glynn also receives travel and other reasonable and necessary expenses he incurs.

The Company entered into various consulting agreements that related to services rendered by certain consultants.  All of these consulting agreements have been terminated.

NOTE 7 - PROPERTY AND EQUIPMENT

Property and Equipment consist of the following:

Property and Equipment:	Estimated Life	June 30, 2010	June 30, 2011
Computer and software	5 Years	$18,749	$0
Total Property and Equipment		18,749	0
Accumulated Depreciation		(18,749)	(0)
Total Property and Equipment, Net		$-0-	0

NOTE 8:  OTHER EVENTS

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

Pursuant to the Agreement, the Company purchased 100% of the assets and certain liabilities of Advanced Recovery Florida in consideration of an aggregate of 625,000 full paid and non-assessable shares of Common Stock of the Company (the “Shares”).

After the Agreement was entered into, a number of conditions were not satisfied or completed by the respective parties and no assets belonging to Blackburn were ever transferred to the Company.  Although efforts were made by the Company and Blackburn to resolve these issues, it was ultimately agreed to that the Agreement, the Employment Agreement and the Shares issued to Blackburn would be rescinded and cancelled.  As of the date of this Report, a definitive agreement to cancel the Agreement, Employment Agreement and Blackburn’s Shares has not yet been entered into.  The Company, however, considers both the Agreement and the Employment Agreement as having been cancelled and has provided notice of its position to Blackburn.  The Company has also made demand on Blackburn for the return of the Shares.

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

 In order to meet the Company’s operating capital needs for the first quarter of 2011 the Company has borrowed funds from York &Kassing Services, Ltd., a related party. The notes are due one year from the time each advance was made and have a yearly interest rate of 5%. As of June 30, 2011, the total outstanding principal balance owed to York & Kassing Services,Ltd. is $243,340.  A detail of the related party notes and advances payable as of the date of this Report as follows:

Note Holder	Principal Amount	Due Date
York & Kassing Services, Ltd.	$31,690	January 4, 2012
York & Kassing Services, Ltd.	$40,151	February 7, 2012
York & Kassing Services, Ltd.	$89,124	March 28, 2012
York & Kassing Services, Ltd.	$28,169	April 22, 2012
Other Advances from York & Kassing	$54,205	To Be Determined

Other advances consist of advances made to or on behalf of the Company for which a note has not been transacted as of the filing date of this Report.

NOTE 9 GOING CONCERN ISSUES

The Company had losses from continuing operations of $366,075 during the quarter ended June 30, 2011. At June 30, 2011, the Company had negative working capital of $288,261.   The Company had cash on hand of $189 at June 30, 2011, which is not sufficient to meet our current cash requirements for the next twelve months.

The Company expects to incur additional losses until sufficient sales of its services are achieved or alternative revenue streams can be created.  The Company’s total sales figure for the Three and Six months ended June 30, 2011 is $76,135, however the Company is still operating at a loss and substantial sales volumes have not yet been achieved.  The Company continues to need operating capital to continue operations. There can be no assurance that the Company's future revenues will ever be significant or that the Company's operations will ever be profitable.

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

Effective as of the Transaction Date, we changed our business  model to become a forwarding company for the repossession of motor vehicles, construction equipment, watercraft, airplanes and luxury assets.  On October 1, 2010, we also changed our name from Nasus Consulting, Inc. to National Asset Recovery Corp. to more accurately associate our corporate name with the type of business we are engaged in.  Our stock symbol was also changed from NSUS to REPO for this same reason.

Since changing our business model, we have established relationships with banks and other lending institutions to locate and repossess various types of collateral from individuals, companies and other parties who have defaulted on purchase or lease obligations.

As part of the efforts to grow our business, we acquired all of the assets and assumed certain liabilities of Advanced Recovery of Florida, a sole proprietorship, from Michael James Blackburn on October 19, 2010, through an Asset Purchase Agreement (“Agreement”) in exchange for 625,000 shares (“Shares”) of our common stock and other consideration.    Following this transaction and due to financial constraints that affected the parties, the terms and conditions of the Agreement were not satisfied and no assets of Blackburn were ever transferred to us.  As a result, both parties verbally agreed to cancel and rescind the transaction including the Employment Agreement with Blackburn.  Efforts by the parties to enter into a written agreement to void and nullify the original transaction have not been successful but the Company has notified Blackburn, in writing, that it no longer considers the Agreement or the Employment Agreement to be valid and has demanded that Blackburn return the Shares he received.

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

In addition and due to declining revenues from operations and our need to lower overhead costs and expenses, we relocated our offices from Palm Beach Gardens, Florida, to Lake Mary, Florida and reduced the number of employees we  havefrom six (6) to two (2) individuals.  We have also temporarily ceased operating as a repossession forwarding company and are evaluating other business opportunities within the debt collection and asset recovery industry.

RESULTS OF OPERATIONS – FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AS COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2010

Revenue: For the three and six month periods ended June 30, 2011, our total revenues were $9,563 and $76,135 as compared to -0- for the three and six month periods ended June 30, 2010.  The increase in total revenues was a result of the change in our business model on August 27, 2010, to a forwarding company for the repossession of motor vehicles, construction equipment, watercrafts, airplanes and other luxury assets.  Between May 27, 2009 and August 27, 2010, we were a development company and generated no revenues.

Cost of Sales:  For the three and six month periods ended June 30, 2011, our costs of sales were $22,003 and  $68,662, respectively, resulting in a gross profit of $(12,220) and $7,473 as compared to costs of sales of -0- for the three and six month periods ended June 30, 2010.  The increase in cost of sales in 2011 was due to the decision to change our business model on August 27, 2010, to a repossession forwarding company as referenced above.  Between May 27, 2009 and August 27, 2010, we were a development company and generated no revenues.

Operating Expenses:  For the three and six month periods ended June 30, 2011 our total operating expenses were $50,807 and $308,347, as compared to total operating expenses of $39,420 and $180,024, respectively, for the three and six month periods ended June 30, 2010.  This increase was due primarily to increases in salaries, wages and professional fees due to the employment of additional personnel, increased costs resulting from our being a public company and increases in other general and administrative expenses primarily as a result of the decision to change our business model to a repossession company on August 27, 2010.

Net losses:  Net losses for the three and six month periods ended June 30, 2011 were $(61,998) and  $(366,075) as compared to net losses of $(56,280) and  $(212,744) for the three and six month periods ended June 30, 2010.  The increase in net losses of $(156,464) was a result of increased operating expenses incurred by the Company to implement its repossession forwarding business.

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

As of June 30, 2011, we had $188 in cash and, since August 27, 2011, have funded our operations with capital raised through a private offering of our equity securities, which after the deduction of offering related expenses netted us $732,145, and revenues we generated from operations that commenced in November 2010 of approximately $105,333. The capital required to execute our total business vision and objectives is significant and the revenues we currently produce from operations are not sufficient to satisfy our operating expenses or establish adequate working capital reserves to provide for future contingencies.  Since January 1, 2011, we have depended and shall continue to depend on related party loans to satisfy our working capital needs and operating expenses.  We have recently taken steps to further reduce the number of employees we have and have also relocated our offices to Lake Mary, Florida, in order to reduce rent, utilities and other operating costs.  We have also temporarily ceased operations as a repossession forwarding business and are evaluating opportunities to create more economical sources of revenue within the debt collection and asset recovery industry.  At this time, however, there is no assurance that we will be successful in generating sufficient revenues from operations or raising additional capital that is required to execute our business objectives.

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

CASH AND CASH FLOWS

Our cash and cash equivalents at June 30, 2011, were $189 as compared to $7,369 at December 31, 2010.  For the Six months ended June 30, 2011, net cash used in operations was $(236,329) as compared to net cash used in operations of $(180,902) for the Six months ended June 30, 2010.  For the Six months ended June 30, 2011, the primary use of cash from operations was the loss from operations of $(366,075), the impairment of acquired assets $(67,800) and other income expense $(86,869).   For this same period, the primary sources of cash from operations were derived from revenues generated through our repossession business in the amount of $76,135 and interest income in the amount of $2,550.  For the Six months ended June 30, 2010, the primary use of cash from operations was the net loss of $(212,744).  For this same period, there were no sources of cash from operations   since between May 27, 2009 and August 27, 2010, we were a development stage company and had no revenues.

On September 1, 2010, we purchased 400,000 common shares at a cost of $100,000 from Casino Players, Inc. (“CPI”), a publicly traded company that William G. Forhan, our former Chief Executive and Financial Officer, was and continues to be affiliated with.  The common shares currently have no value and we cannot predict whether the common shares will ever have any value.  As a result, we elected to fully impair the value of the CPI shares as of December 31, 2010.  We had no cash flows from investing activities for the Six months ended June 30, 2011 or 2010.  For the six month period ended June 30, 2011, net cash provided by financing activities was $189,135 and was comprised of cash proceeds from notes payable to a related party, York & Kassing Services, Ltd.   For the six month period ended June 30, 2010, net cash provided by financing activities was $83,000 and comprised of notes payable to Idea Fabrik S.A., a Luxemburg based company.  On August 27, 2010, all of the notes payable to Idea Fabrik were cancelled and forgiven in consideration for the transfer and assignment of all of the assets that we held on that date.

CONTRACTUAL OBLIGATIONS

Our current obligations are notes payable to a related party that bear interest at five percent (5%) per annum.  The due dates for the notes are listed below:

Note Holder	Principal Amount	Due Date
York & Kassing Services, Ltd.	$31,690	January 4, 2012
York & Kassing Services, Ltd.	$40,151	February 7, 2012
York & Kassing Services, Ltd.	$89,124	March 28, 2012
York & Kassing Services, Ltd.	$28,169	April 22, 2012
Other Advances from York & Kassing Services, Ltd.	$54,205	To Be Determined

 Other advances consist of advances made to or on behalf of the Company for which a note has not been transacted as of the filing date of this Report.

CRITICAL ACCOUNTING POLICIES

We prepare our financial statements in accordance with US GAAP.  Our significant accounting policies and estimates are disclosed in the notes to our consolidated financial statements contained in our Annual Report on Form 10-K for the period ended December 31, 2010.  Due to the nature of our current business, the number of accounting transactions are minimal and involve primarily the recording of operating expenses we incurred and revenues we have derived.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to provide the information under this item.

ITEM 4T. CONTROLS AND PROCEDURES.

a) Evaluation of Disclosure Controls and Procedures

Our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of the last day of the fiscal period covered by this report, June 30, 2011. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Our Certifying Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act as of June 30, 2011. Based on this evaluation, our Certifying Officer concluded that our disclosure controls and procedures were effective as of this date.

b) Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2011, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS.

On June 13, 2011, a lawsuit was filed against us by UH-SI, LLC, a Florida limited liability company (“Plaintiff”) seeking damages in the amount of $75,137,50 together with costs and reasonable attorney’s fees.  The action arose out of an agreement that we allegedly entered into on November 29, 2010 to book and reserve rooms at the Palm Beach Marriott Singer Island beach Resort (the “Hotel”) for a series of upcoming sales seminars that had been planned between February and May 2011.   The complaint further alleges that on January 5, 2011, we cancelled all of the events that were subject to the agreement.  The Plaintiff contends that it was not able to resell all of the reserved rooms and has been damaged.  On July 6, 2011, we served an answer and affirmative defenses denying any liability for damages to the Plaintiff.  Since the litigation has been recently commenced, our counsel is not able to provide us with an estimate of the probability of an unfavorable outcome.  Nevertheless, an unfavorable outcome in this litigation would, more likely than not, have a material adverse effect on our business and financial condition.

From time to time, we may be involved in other legal proceedings arising in the ordinary course of our business or otherwise which may include legal action against certain members of our prior management.  The costs and expenses to resolve any such matters could have a material adverse effect on our financial statements.  We could be forced to incur material expenses with respect to these legal proceedings and in the event there is an outcome that is adverse to us, our financial position and prospects could be harmed.

ITEM 1A. RISK FACTORS.

As a smaller reporting company, we are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On August 27, 2010, the Company sold an aggregate of 3,020,367 shares of common stock to a total of 15 individuals for gross proceeds of $1,366,596. The Company sold these shares of common stock pursuant to the registration exemption afforded the Company under Regulation S promulgated under the Securities Act of 1933, as amended (the "Securities Act"), due to the facts that all of the purchasers were non-US residents and the Company did not solicit individuals or advertise the offering of securities.  The shares of common stock sold in this transaction were not issued until March 31, 2011.  After deducting fees and other expenses relating to the offering, the Company received net offering proceeds of $732,145.

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

On May 17, 2011, the Company issued an aggregate of 75,000,000 shares of common stock to Bradley Wilson for services rendered.  The Company sold these shares pursuant to an exemption from registration pursuant to §4(2) of the Securities Act of 1933 (the “Act”).  Mr. Wilson has served as the Chairman to the Company’s Board of Directors since December 16, 2010, and is receiving these shares as partial compensation for entering into a five year employment agreement with the Company.  The shares issued to Mr. Wilson are subject to forfeiture on a pro-rata basis if he voluntarily terminates his employment or if the Company terminates his employment agreement for cause before the end of the five year term.

 On May 17, 2011, the Company issued an aggregate of 20,000,000 shares of common stock to William A. Glynn for services rendered.  The Company sold these shares pursuant to an exemption from registration pursuant to §4(2) of the Act.  Mr. Glynn has served as the Chief Executive Officer, Chief Financial Officer and Treasurer and as a member of the Company’s Board of Directors since December 16, 2010, and is receiving these shares as partial compensation for entering into a five year employment agreement with the Company.  The shares issued to Mr. Glynn are subject to forfeiture on a pro-rata basis if he voluntarily terminates his employment or if the Company terminates his employment agreement for cause before the end of the five year term.

As a result of the issuance of 95,000,000 shares of common stock as reported in Item 3.02 above, a change of control of the Registrant took place.  The persons who acquired such control are Bradley Wilson, who beneficially owns approximately 41% of the Company’s issued and outstanding shares of common stock and William A. Glynn, who beneficially owns approximately 11% of the Company’s issued and outstanding shares of common stock.  Collectively, Mr. Wilson and Mr. Glynn own approximately 52% of the Company’s total issued and outstanding shares of common stock.

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

NATIONAL ASSET RECOVERY CORP.

Dated: August 11, 2011	By:	/s/ William A. Glynn
Name: William A. Glynn
Title: Chief Executive and Chief Financial Officer (Principal Executive and Financial Officer)