Form 10-Q
period 2011-09-30
National Asset Recovery Corp.
filed 2011-11-10
CIK 1430683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission file number: 333-150135

NATIONAL ASSET RECOVERY CORP.
 (Exact Name of Registrant as Specified in Its Charter)

Nevada	04-3526451
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

30 Skyline Drive, Suite 200
Lake Mary, FL 32746
(Address of principal executive offices, including zip code)

(407) 463-9058
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒      No ☐

The number of shares outstanding of the registrant's common stock as of November 4, 2011,  was 165,135,360.

NATIONAL ASSET RECOVERY CORP.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
NATIONAL ASSET RECOVERY CORPORATION
BALANCE SHEET

	September 30,	December 31,
	2011	2010
ASSETS
Current Assets:
Cash and Cash Equivalents	$11,523	$7,369
Accounts Receivable	-	16,741
Total Current Assets	11,523	24,110

PROPERTY AND EQUIPMENT, net	1	8,749
Other Assets:
Intangible Assets-Net of Amortization	-	86,869
Due from Advanced	-	67,800
Deposits and Prepaid Expenses	4,665	16,085
Total Other Assets	4,665	170,754

TOTAL ASSETS	$16,189	$203,613

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts Payable	$68,451	$95,524
Due to Related Party	243,326	14,191
Total Current Liabilities	311,777	109,715

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $.001 par value; 200,000,000 shares authorized 165,135,360 and 83,715,000 shares issued and outstanding at September 30, 2011 and
December 31, 2010 (respectively)	165,135	83,715
Additional Paid in Capital	598,869	680,289
Accumulated Deficit	(1,059,592)	(670,106)
TOTAL STOCKHOLDERS' EQUITY	(295,588)	93,898
TOTAL LIABILITIES & STOCKHOLDERS EQUITY	$16,189	$203,613

See accompanying notes to the unaudited Condensed Consolidated Financial Statements

STATEMENT OF OPERATIONS

NATIONAL ASSET RECOVERY CORPORATION
STATEMENT OF OPERATIONS

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Revenue	$14	$-	$76,149	$-
Cost of Sales	-	-	70,198	-
Gross Profit	14	-	5,951	-

Selling, General and Administrative Expenses	24,766	80,395	330,236	80,395
Loss from Operations	(24,752)	(80,395)	(324,285)	(80,395)

Other Income (Expense)
Impairment of Asset-Acquisition	-	-	(67,800)	-
Interest Income	1,350	-	2,599	-
Total Other Income (Expense)	1,350	-	(65,201)	-

Loss Before Income Taxes	(23,402)	(80,395)	(389,486)	(80,395)

Income Tax Benefit	-	-	-	-

Net Loss	(23,402)	(80,395)	(389,486)	(80,395)

Loss Per Share-Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares
Outstanding -Basic and Diluted	165,318,144	82,640,000	84,415,101	82,640,000

See accompanying notes to the unaudited Condensed Consolidated Financial Statements

STATEMENT OF CASH FLOWS

NATIONAL ASSET RECOVERY CORPORATION
STATEMENT OF CASH FLOWS

	Nine Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(389,486)	$(80,395)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	8,748	-
Changes in operating assets and liabilities:
Decrease (Increase) in assets:
Accounts Receivable	16,741	-
Asset Impairment	67,800	-
Intanbible asset	86,869	(98,183)
Prepaid Expenses and Deposits	11,420	(28,688)
Increase (Decrease) in liabilities:
Accounts payable and accrued expenses	(27,073)	840
Due to related party	-	-
Net Cash Used In Operating Activities	(224,981)	(206,426)
Cash Flows from Investing Activities
Marketable Securities Purchases		(100,000)
Fixed Assets Purchased	-	(18,746)
Net Cash( Used In) Provided by Investing Activities	-	(118,746)
Cash Flows from Financing Activities
Private Placement-Net of expenses	-	732,145
Proceeds from notes payable-related party	229,135	-
Net Cash Provided by(Used In) Financing Activities	229,135	732,145

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,154	406,973
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,369	-
CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,523	$406,973
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Interest paid during the period	$-	$4,000
Income taxes paid during the period	$-	$-

See accompanying notes to the unaudited Condensed Consolidated Financial Statements

NATIONAL ASSET RECOVERY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. At December 31, 2010 and September 30, 2011, the Company had cash equivalents in the amount of approximately $7,369, and $11,523, respectively, all in low risk investments.

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

There have been no returns through September 30, 2011. Therefore, a sales return allowance has not been established since management believes returns will be insignificant.

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

Based on its evaluation, the Company concluded that there are no significant uncertain tax positions requiring recognition in its consolidated financial statements. The evaluation was performed for the tax quarter ended September 30 2011, the tax quarter ended September 30, 2011, the tax years which remain subject to examination by major tax jurisdictions as of September 30, 2011 are 2009-2010.

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

The Company adopted the provisions of ASC Topic 740; "Accounting For Uncertainty In Income Taxes-An Interpretation Of ASC Topic 740 ("Topic 740").  Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement.  The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At September 30, 2010 and 2011, the Company did not record any liabilities for uncertain tax positions.

CONCENTRATION OF CREDIT RISK

Financial   instruments   that   potentially   subject   the Company  to concentrations of credit risk consist principally of cash. The Company maintains cash balances  at one financial institution, which is insured by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC insured institution insures up to $250,000 on account balances. The amounts that are not insured by FDIC limitations are held in short-term securities. As of September 30, 2010 and 2011, there were no uninsured balances. The Company has not experienced any losses in such accounts.

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

For the periods ended September 30, 2010 and 2011, the Company did not have any stock option grants outstanding.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In July 2010, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance that will require additional disclosures about the credit quality of loans, lease receivables and other long-term receivables and the related allowance for credit losses. Certain additional disclosures in this new accounting guidance will be effective for the Company on September 30, 2010 with certain other additional disclosures that will be effective on September 30, 2011. The Company does not expect the adoption of this new accounting guidance to have a material impact on its consolidated financial statements.

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

NOTE 3 INCOME TAXES

As of September 30, 2011 and December 31, 2010, the Company had Federal and state net operating losses of approximately $1,059,000 and $719,000, respectively, that are  subject  to limitations. The losses are available to offset future income. The net operating loss carry forwards will expire in various years through 2028 subject to limitations of Section 382 of the Internal Revenue Code, as amended. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

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

The temporary differences that give rise to  deferred  tax  assets  and  liabilities are as follows:

	September 30, 2011	December 31, 2010
Deferred tax asset due net operating losses	$335,000	$242,000
Less: Valuation allowance	$(335,000)	$(242,000)
Net deferred tax asset	$0	$0

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

·	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement

Assets measured at fair value on a recurring basis are summarized below:

		Fair value measurement at reporting date using
Description	September 30, 2011	Quoted Price in Active Markets for Identical is (Level 1)	Significant Other Observable (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and Cash Equivalents:
Bank Accounts	$11,523	$11,523	--	--
Marketable Securities:
Common Stock	0	0	--	--
Preferred /Fixed
Rate Cap Securities
Total Assets	$11,523	$11,523	--	--

No other than temporary impairments were recognized for the years ended September 30, 2010 and 2011.

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

 As a result of the issuance of 95,000,000 shares of common stock as reported in Item 3.02 above, a change of control of the Registrant took place.  The persons who acquired such control are Bradley Wilson, who beneficially owns approximately 45% of the Company’s issued and outstanding shares of common stock and William A. Glynn, who beneficially owns approximately 12% of the Company’s issued and outstanding shares of common stock.  Collectively, Mr. Wilson and Mr. Glynn own approximately 57% of the Company’s total issued and outstanding shares of common stock.

On September 26, 2011 National Asset Recovery Corporation completed a transaction that retired 16,600,000 shares of common stock to the corporate treasury. The shares were received from former management and employees.

This will lower the total common shares outstanding of the Company to 165,135,360

Common Stock

The Company had 200,000,000 shares of $.001 par value common stock authorized as of September 30, 2010 and 2011. Total shares issued and outstanding were 165,135,360as of September 30, 2011 and 83,715,000 as of December 31, 2010.

Options

As of September 30, 2010 and 2011, no options to purchase common stock of the Company were outstanding.

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

Bradley Wilson was elected Chairman of National Asset Recovery Corporation effective December 2010. The Board of directors approved Mr. Wilson’s compensations package of $150,000 a year. To date no compensation has been paid due to lack of working capital within the Company. Mr. Wilson agreed to delay this payment until adequate working capital is available. The Company has accrued the unpaid salary as of September 30, 2011.

Mr. William A. Glynn, CEO and CFO of National Asset Recovery Corporation was hired to operate the company on a day to day basis with an annual compensation package of $52,000 plus a bonus of $25,000. The bonus plan has not been determined at this time however Mr. Glynn and the board of directors are finalizing the bonus plan. To date no compensation has been paid due to lack of working capital within the Company. Mr. Glynn agreed to delay this payment until adequate working capital is available. The Company has accrued the unpaid salary as of September 30, 2011.

In the event of a change of control or sale of the Company, the compensation to Mr. Wilson and Mr. Glynn will have to be settled prior to any closing.

The Company entered into various consulting agreements that related to services rendered by certain consultants.  All of these consulting agreements have been terminated.

NOTE 7 - PROPERTY AND EQUIPMENT

Property and Equipment consist of the following:

Property and Equipment:	Estimated Life	September 30, 2010	September 30, 2011
Computer and software	5 Years	$18,749	$0
Total Property and Equipment		18,749	0
Accumulated Depreciation		(18,749)	(0)
Total Property and Equipment, Net		$-0-	0

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

 In order to meet the Company’s operating capital needs for the first quarter of 2011 the Company has borrowed funds from York &Kassing Services, Ltd., a related party. The notes are due one year from the time each advance was made and have a yearly interest rate of 5%. As of September 30, 2011, the total outstanding principal balance owed to York & Kassing Services,Ltd. is $243,340.  A detail of the related party notes and advances payable as of the date of this Report as follows:

Note Holder	Principal Amount	Due Date
York & Kassing Services, Ltd.	$31,690	January 4, 2012
York & Kassing Services, Ltd.	$40,151	February 7, 2012
York & Kassing Services, Ltd.	$89,124	March 28, 2012
York & Kassing Services, Ltd.	$28,169	April 22, 2012
Other Advances from York & Kassing	$54,189	To Be Determined

Other advances consist of advances made to or on behalf of the Company for which a note has not been transacted as of the filing date of this Report.

As previously noted the Company filed an 8K in May 2011 of an investigation that was going on internally with individuals not associated with the company trying to promote the common stock traded for the Company. The company worked with all Regular Authorities to get this resolved. The case was resolve with a conviction of the individual. The Company is continuing its investigation of York and Kassing of Florida and York and Kassing of Panama and its principles to resolve certain stock transactions with all Regular Authorities. The Company is making every effort to retrieve and turn over to Treasury the stock that was issued to these companies. We are hopeful that this will be resolved shortly and return to the day to day operations of the business.

NOTE 9 GOING CONCERN ISSUES

The Company had losses from continuing operations of $389,486 during the nine months ended September 30, 2011. At September 30, 2011, the Company had negative working capital of $300,254.   The Company had cash on hand of $11,523 at September 30, 2011, which is not sufficient to meet our current cash requirements for the next twelve months.

The Company expects to incur additional losses until sufficient sales of its services are achieved or alternative revenue streams can be created.  The Company’s total sales figure for the Three and Nine months ended September 30, 2011 is $76,135, however the Company is still operating at a loss and substantial sales volumes have not yet been achieved.  The Company continues to need operating capital to continue operations. There can be no assurance that the Company's future revenues will ever be significant or that the Company's operations will ever be profitable.

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

RESULTS OF OPERATIONS – FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AS COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010

Revenue: For the three and nine month periods ended September 30, 2011, our total revenues were $14and $76,135 as compared to -0- for the three and nine month periods ended September 30, 2010.  The increase in total revenues was a result of the change in our business model on August 27, 2010, to a forwarding company for the repossession of motor vehicles, construction equipment, watercrafts, airplanes and other luxury assets.  Between May 27, 2009 and August 27, 2010, we were a development company and generated no revenues.

Cost of Sales:  For the three and nine month periods ended September 30, 2011, our costs of sales were $-0- and  $76,149, respectively as compared to costs of sales of -0- for the three and nine month periods ended September 30, 2010.  The increase in cost of sales in 2011 was due to the decision to change our business model on August 27, 2010, to a repossession forwarding company as referenced above.  Between May 27, 2009 and August 27, 2010, we were a development company and generated no revenues.

Operating Expenses:  For the three and nine month periods ended September 30, 2011 our total operating expenses were $24,766 and $330,236, as compared to total operating expenses of $80,395 and $80,395, respectively, for the three and nine month periods ended September 30, 2010.  This increase was due primarily to increases in salaries, wages and professional fees due to the employment of additional personnel, increased costs resulting from our being a public company and increases in other general and administrative expenses primarily as a result of the decision to change our business model to a repossession company on August 27, 2010.

Net losses:  Net losses for the three and nine month periods ended September 30, 2011 were $(23,402) and  $(389,486) as compared to net losses of $(80,395) and  $(80,395) for the three and nine month periods ended September 30, 2010.  The increase in net losses was a result of increased operating expenses incurred by the Company to implement its repossession forwarding business and write-down of assets acquired during the Advance Florida failed acquisition.

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

As of September 30, 2011, we had $11,523 in cash and, since August 27, 2011, have funded our operations with capital raised through a private offering of our equity securities, which after the deduction of offering related expenses netted us $732,145, and revenues we generated from operations that commenced in November 2010 of approximately $105,333. The capital required to execute our total business vision and objectives is significant and the revenues we currently produce from operations are not sufficient to satisfy our operating expenses or establish adequate working capital reserves to provide for future contingencies.  Since January 1, 2011, we have depended and shall continue to depend on related party loans to satisfy our working capital needs and operating expenses.  We have recently taken steps to further reduce the number of employees we have and have also relocated our offices to Lake Mary, Florida, in order to reduce rent, utilities and other operating costs.  We have also temporarily ceased operations as a repossession forwarding business and are evaluating opportunities to create more economical sources of revenue within the debt collection and asset recovery industry.  At this time, however, there is no assurance that we will be successful in generating sufficient revenues from operations or raising additional capital that is required to execute our business objectives.

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

CASH AND CASH FLOWS

Our cash and cash equivalents at September 30, 2011, were $11,523 as compared to $7,369 at December 31, 2010.  For the Nine months ended September 30, 2011, net cash used in operations was $(224,981) as compared to net cash used in operations of $(206,426) for the Nine months ended September 30, 2010.  For the Nine months ended September 30, 2011, the primary use of cash from operations was the loss from operations of $(389,486), the impairment of acquired assets $(67,800) and other income expense $(86,869).   For this same period, the primary sources of cash from operations were derived from revenues generated through our repossession business in the amount of $76,135 and interest income in the amount of $2,550.  For the Nine months ended September 30, 2010, the primary use of cash from operations was the net loss of $(80,395).  For this same period, there were no sources of cash from operations   since between May 27, 2009 and August 27, 2010, we were a development stage company and had no revenues.

On September 1, 2010, we purchased 400,000 common shares at a cost of $100,000 from Casino Players, Inc. (“CPI”), a publicly traded company that William G. Forhan, our former Chief Executive and Financial Officer, was and continues to be affiliated with.  The common shares currently have no value and we cannot predict whether the common shares will ever have any value.  As a result, we elected to fully impair the value of the CPI shares as of December 31, 2010.  We had no cash flows from investing activities for the Nine months ended September 30, 2011 or 2010.  For the nine month period ended September 30, 2011, net cash provided by financing activities was $189,135 and was comprised of cash proceeds from notes payable to a related party, York & Kassing Services, Ltd.   For the nine month period ended September 30, 2010, net cash provided by financing activities was $83,000 and comprised of notes payable to Idea Fabrik S.A., a Luxemburg based company.  On August 27, 2010, all of the notes payable to Idea Fabrik were cancelled and forgiven in consideration for the transfer and assignment of all of the assets that we held on that date.

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

Bradley Wilson was elected Chairman of National Asset Recovery Corporation effective December 2010. The Board of directors approved Mr. Wilson’s compensations package of $150,000 a year. To date no compensation has been paid due to lack of working capital within the Company. Mr. Wilson agreed to delay this payment until adequate working capital is available. The Company has accrued the unpaid salary as of September 30, 2011.

Mr. William A. Glynn, CEO and CFO of National Asset Recovery Corporation was hired to operate the company on a day to day basis with an annual compensation package of $52,000 plus a bonus of $25,000. The bonus plan has not been determined at this time however Mr. Glynn and the board of directors are finalizing the bonus plan. To date no compensation has been paid due to lack of working capital within the Company. Mr. Glynn agreed to delay this payment until adequate working capital is available. The Company has accrued the unpaid salary as of September 30, 2011.

In the event of a change of control or sale of the Company, the compensation to Mr. Wilson and Mr. Glynn will have to be settled prior to any closing.

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

ITEM 4T. CONTROLS AND PROCEDURES.

a) Evaluation of Disclosure Controls and Procedures

Our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of the last day of the fiscal period covered by this report, September 30, 2011. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Our Certifying Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act as of September 30, 2011. Based on this evaluation, our Certifying Officer concluded that our disclosure controls and procedures were effective as of this date.

b) Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2011, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As previously noted the Company filed an 8K in May 2011 of an investigation that was going on internally with individuals not associated with the company trying to promote the common stock traded for the Company. The company worked with all Regular Authorities to get this resolved. The case was resolve with a conviction of the individual. The Company is continuing its investigation of York and Kassing of Florida and York and Kassing of Panama and its principles to resolve certain stock transactions with all Regular Authorities. The Company is making every effort to retrieve and turn over to Treasury the stock that was issued to these companies. We are hopeful that this will be resolved shortly and return to the day to day operations of the business.

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

As a result of the issuance of 95,000,000 shares of common stock as reported in Item 3.02 above, a change of control of the Registrant took place.  The persons who acquired such control are Bradley Wilson, who beneficially owns approximately 45% of the Company’s issued and outstanding shares of common stock and William A. Glynn, who beneficially owns approximately 12% of the Company’s issued and outstanding shares of common stock.  Collectively, Mr. Wilson and Mr. Glynn own approximately 57% of the Company’s total issued and outstanding shares of common stock.

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
_______
# Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL ASSET RECOVERY CORP.

Dated: November 8, 2011	By:	/s/ William A. Glynn
William A. Glynn
Chief Executive and Chief Financial Officer
(Principal Executive and Financial Officer)